Form 10-Q
period 2005-03-31
AirGate PCS, Inc. /Merger/
filed 2005-05-16
CIK 1317606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

COMMISSION FILE NUMBER: 333-123755

AIRGATE PCS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	20-2156350
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5225 SOUTH LOOP 289, SUITE 120
LUBBOCK, TEXAS 79424

(Address of principal executive offices, including zip code)

(806) 722-1100

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES     NO

There is currently no public market for the registrant's common stock.

As of May 13, 2005, 1,000 shares of common stock, $0.01 par value per share, were issued and outstanding.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

AIRGATE PCS, INC.

TABLE OF CONTENTS

		PAGE
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets at March 31, 2005 and December 31, 2004 (unaudited)	3
	Consolidated Statements of Operations for the period from acquisition to March 31, 2005 and for the period from January 1, 2005 to February 15, 2005 and for the three months ended March 31, 2004 (unaudited)	4
	Consolidated Statements of Cash Flows for the period from acquisition to March 31, 2005 and for the period from January 1, 2005 to February 15, 2005 and for the three months ended March 31, 2004 (unaudited)	5
	Notes to the Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Submission of Matters to a Vote of Security Holders	28
Item 5.	Other Information	28
Item 6.	Exhibits	28
SIGNATURES		29

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

AIRGATE PCS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except share information)

	Company	Old AirGate
	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$13,229	$15,917
Short term investments	44,566	94,059
Customer accounts receivable, net	21,704	20,848
Receivable from Sprint	5,566	5,671
Inventory	5,566	4,672
Prepaid expenses and other assets	6,772	3,991
Deferred customer acquisition costs	120	—
Deferred tax asset	3,645	—
Total current assets	101,168	145,158
Property and equipment, net	81,109	130,809
Debt issuance costs, net	—	4,621
Goodwill	253,161	—
Intangible assets, net	409,293	—
Other noncurrent assets	1,192	2,645
Total assets	$845,923	$283,233
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,177	$1,275
Accrued expenses	14,719	17,245
Payable to Sprint	20,373	24,348
Payable to Parent	2,809	—
Interest payable	6,064	9,388
Deferred revenue	6,426	9,567
Total current liabilities	56,568	61,823
Long term liabilities:
Other noncurrent liabilities	821	3,363
Deferred tax liability	32,045	—
Senior notes	347,950	312,478
Total long term liabilities	380,816	315,841
Total liabilities	437,384	377,664
Commitments and contingencies (see Note 14)	—	—
Stockholders' equity (deficit):
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 1,000 and 30,000,000 shares authorized, respectively; 1,000 and 11,827,483 shares issued and outstanding, respectively	—	118
Additional paid-in capital	414,356	1,047,676
Accumulated deficit	(5,817)	(1,142,225)
Total stockholders' equity (deficit)	408,539	(94,431)
Total liabilities and stockholders' equity (deficit)	$845,923	$283,233

The accompanying notes are an integral part of the consolidated financial statements.

AIRGATE PCS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share amounts)

	Company	Old AirGate
	For the period from acquisition (see Note 4) to March 31, 2005	For the period from January 1, 2005 to February 15, 2005	For the three months ended March 31, 2004
Revenues:
Subscriber revenues	$34,949	$34,680	$61,656
Roaming and wholesale revenues	8,140	10,972	13,498
Service revenues	43,089	45,652	75,154
Product sales	1,648	3,211	2,882
Total revenue	44,737	48,863	78,036
Costs and expenses:
Cost of service and operations (excluding depreciation shown separately below)	21,361	23,280	39,422
Cost of products sold (excluding depreciation shown separately below)	4,428	5,699	7,202
Selling and marketing (excluding depreciation shown separately below)	8,757	9,372	11,916
General and administrative expenses (excluding depreciation shown separately below)	2,899	3,046	6,337
Merger related expenses	—	23,748	—
Depreciation and amortization	14,305	7,914	11,892
(Gain) loss on disposal of property and equipment	—	20	(3)
Total costs and expenses	51,750	73,079	76,766
Income (loss) from operations	(7,013)	(24,216)	1,270
Interest and other income	319	346	165
Interest expense	(2,768)	(3,921)	(11,311)
Loss before income taxes	(9,462)	(27,791)	(9,876)
Income tax benefit	3,645	—	—
Net loss	$(5,817)	$(27,791)	$(9,876)
Net loss per common share, basic and diluted		$(2.35)	$(1.21)
Weighted average common shares outstanding, basic and diluted		11,831,973	8,152,162

The accompanying notes are an integral part of the consolidated financial statements.

AIRGATE PCS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Company	Old AirGate
	For the period from acquisition (see Note 4) to March 31, 2005	For the period from January 1, 2005 to February 15, 2005	For the three months ended March 31, 2004
Cash flows from operating activities:
Net loss	$(5,817)	$(27,791)	$(9,876)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash compensation expense (benefit)	—	(823)	196
Non-cash accretion of asset retirement obligations	15	56	26
Provision for bad debts	(54)	(955)	(1,123)
Depreciation and amortization of property and equipment	3,599	7,914	11,892
Amortization of intangible assets	10,707	—	—
Amortization of financing costs included in interest expense	—	457	324
Amortization of debt premium	(441)	—	—
Deferred income taxes	(3,645)	—	—
Interest accreted on discount notes	—	—	5,216
(Gain) loss on disposal of property and equipment	—	20	(3)
(Increase) decrease in:
Receivable from/payable to Parent	2,809	—	—
Receivables	13,565	(2,892)	1,414
Inventory	(1,235)	341	(863)
Prepaid expenses and other assets	(2,560)	(2,132)	511
Increase (decrease) in:
Accounts payable and accrued expenses	(21,562)	7,070	5,299
Net cash provided by (used in) operating activities	(4,619)	(18,735)	13,013
Cash flows from investing activities:
Purchases of property and equipment	(3,599)	(8,611)	(5,762)
Cash recorded in business combination	36,389	—	—
Change in short term investments	58	49,435	—
Net cash provided by (used in) investing activities	32,848	40,824	(5,762)
Cash flows from financing activities:
Repayments of borrowings under senior secured debt	—	—	(13,255)
Debt issuance costs	—	(1,629)	(693)
Capital distribution to Parent	(15,000)	—	—
Stock options exercised	—	12	5
Equity issuance costs	—	—	(4,758)
Net cash used in financing activities	(15,000)	(1,617)	(18,701)

Net increase (decrease) in cash and cash equivalents	13,229	20,472	(11,450)
Cash and cash equivalents at beginning of period	—	15,917	60,043
Cash and cash equivalents at end of period	$13,229	$36,389	$48,593
Supplemental disclosure of non-cash financing and investing activities:
Capital infusion in business combination	$333,416	$—	$—
Fair value of assets recorded in business combination	881,511	—	—
Fair value of liabilities recorded in business combination	(442,335)	—	—
Asset retirement obligations capitalized	6	—	—
Change in accounts payable for purchases of property and equipment	4,018	—	—
Capitalized interest	—	—	41
Net carrying value of notes exchanged	—	—	(264,888)
Unamortized financing costs of old notes exchanged	—	—	3,755
Issuance of new notes	—	—	159,035
Carrying value difference on new notes	—	—	(24,686)
Common stock issued in exchange of old notes	—	—	126,784

The accompanying notes are an integral part of the consolidated financial statements.

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(dollars in thousands, except as noted)

1.    BASIS OF PRESENTATION OF UNAUDITED INTERIM FINANCIAL INFORMATION

On December 7, 2004, AirGate PCS, Inc. ("Old AirGate") entered into an Agreement and Plan of Merger with Alamosa Holdings, Inc. ("Alamosa Holdings") and A-Co. Merger Sub, Inc. ("A-Co."), a direct wholly-owned subsidiary of Alamosa Holdings. Pursuant to the merger agreement, Old AirGate merged with and into A-Co. on February 15, 2005 with A-Co. surviving the merger. Immediately after the closing of the transaction, A-Co. was renamed AirGate PCS, Inc. ("AirGate") and remains a wholly-owned subsidiary of Alamosa Holdings. In connection with the acquisition of Old AirGate, the purchase price was allocated to the assets and liabilities of AirGate based on fair value resulting in a new basis of accounting. AirGate is referred to in these consolidated financial statements as the "Company," "we," "us" or "our."

The unaudited consolidated balance sheets at March 31, 2005 and December 31, 2004, the unaudited consolidated statements of operations for the period from acquisition to March 31, 2005 and for the period from January 1, 2005 to February 15, 2005 and for the three months ended March 31, 2004, the unaudited consolidated statements of cash flows for the period from acquisition to March 31, 2005 and for the period from January 1, 2005 to February 15, 2005 and for the three months ended March 31, 2004 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required annually by accounting principles generally accepted in the United States of America. In the opinion of management, the interim data includes all adjustments (consisting of only normally recurring adjustments) necessary for a fair statement of the results for the interim periods. Operating results for the period ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005.

Old AirGate basic and diluted net loss per share of common stock for the three months ended March 31, 2004 and for the period from January 1, 2005 to February 15, 2005 is computed by dividing net loss attributable to common stockholders for each period by the weighted-average outstanding number of common shares. No conversion of common stock equivalents has been assumed in the calculations since the effect would be antidilutive. As a result, the number of weighted-average outstanding common shares as well as the amount of net loss per share are the same for basic and diluted net loss per share calculations. Common stock equivalents excluded from diluted net loss per share calculations for the three months ended March 31, 2004 included outstanding options to purchase 186,292 shares of common stock at March 31, 2004. All outstanding options were terminated on February 15, 2005. Additionally, common stock equivalents excluded from diluted net loss per share calculations consists of the impact of outstanding warrants to purchase 137,530 shares of common stock as of March 31, 2004 and 135,515 shares of common stock as of February 15, 2005.

Company basic and diluted net loss per share for the period from inception to March 31, 2005 is not presented as the Company is now a wholly-owned subsidiary of Alamosa Holdings.

Certain reclassifications have been made to Old AirGate balances to conform to Company presentation.

2.    ORGANIZATION AND BUSINESS OPERATIONS

AirGate is a wholly-owned subsidiary of Alamosa Holdings and a PCS Affiliate of Sprint with the exclusive right to provide wireless personal communications services under the Sprint brand name in a territory encompassing approximately 7.4 million residents. The Company was formed in December 2004 as A-Co. Merger Sub, Inc. in anticipation of the acquisition of Old AirGate on February 15, 2005, as discussed in Note 4. Subsequent to the closing of the transaction, A-Co. changed it's name to

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)

(dollars in thousands, except as noted)

AirGate PCS, Inc. The Company provides wireless personal communications services, commonly referred to as PCS, in the southeastern United States. The accompanying consolidated financial statements include the accounts of AirGate and its wholly-owned restricted subsidiaries, AGW Leasing Company, Inc., AirGate Service Company, Inc. and AirGate Network Services, LLC.

3.    LIQUIDITY AND CAPITAL RESOURCES

Old AirGate financed their operations through debt financing and through proceeds generated from public offerings of Old AirGate common stock and cash provided by operations. The proceeds from these transactions and cash provided by operations have been used to fund the build-out of the Company's portion of the PCS network of Sprint, subscriber acquisition costs and working capital.

As of March 31, 2005, the Company had $13 million in cash and cash equivalents as well as $45 million in short-term investments which the Company believes will be sufficient to fund expected capital expenditures and to cover its working capital and debt service requirements for at least the next 12 months.

The Company's future liquidity will be dependent on a number of factors influencing its projections of operating cash flows, including those related to subscriber growth, average revenue per user, average monthly churn and cost per gross addition. Should actual results differ significantly from these assumptions, the Company's liquidity position could be adversely affected and it could be in a position that would require it to raise additional capital which may or may not be available on terms acceptable to the Company, if at all, and could have a material adverse effect on the Company's ability to achieve its intended business objectives.

4.    MERGERS AND ACQUISITIONS

As discussed in Note 1, Old AirGate was acquired by Alamosa Holdings on February 15, 2005. The transaction was accounted for under the purchase method of accounting and the results of the Company are included in the consolidated financial statements of Alamosa Holdings from the date of acquisition.

The merger consideration consisted of 26.1 million shares of Alamosa Holdings' common stock valued at $12.66 per share, representing the average closing price of Alamosa Holdings common stock from February 10, 2005 to February 15, 2005, and approximately $100.0 million in cash plus direct transaction costs of approximately $6.1 million. Alamosa Holdings also assumed the debt of Old AirGate in the transaction, which had a fair value of approximately $348.4 million as of February 15, 2005.

The Company is in the process of obtaining an independent valuation to allocate the purchase price. The preliminary result of the allocation is as follows:

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)

(dollars in thousands, except as noted)

Consideration:
Alamosa Holdings common stock issued	$330,848
Common stock warrants assumed by Alamosa Holdings	383
Cash consideration	100,000
Total consideration	431,231
Direct transaction costs	6,143
Long-term debt assumed (at fair value)	348,391
Other liabilities assumed (including deferred taxes)	96,129
Total purchase price	881,894
Allocated to:
Current assets	130,682
Property and equipment	77,085
Other tangible non-current assets	966
Intangible assets (other than goodwill)	420,000
Goodwill	$253,161

The information presented above is preliminary and is based on the Company's estimates of fair value. These estimates may change upon the completion of the independent valuation.

As a result of the acquisition of Old AirGate by Alamosa Holdings, the Company implemented a plan to terminate certain employees of Old AirGate as well as to close certain locations. In connection with this plan, the Company established reserves for severance and related costs such as payments in connection with cancellation of employee stock options and restricted stock units as well as reserves for future lease payments associated with an operating lease on a facility to be closed (net of estimated sub-lease income) in May 2005. Activity with respect to these reserves follows:

	Company	Old AirGate
	For the period from acquisition (see Note 4) to March 31, 2005	For the period from January 1, 2005 to February 15, 2005
Severance and related costs:
Balance at beginning of period	$2,184	$—
Net charges (benefit)	—	16,778
Payments	(1,555)	(14,594)
Balance at end of period	$629	$2,184
Future lease payments, net:
Balance at beginning of period	$1,474	$—
Net charges (benefit)	—	1,474
Payments	—	—
Balance at end of period	$1,474	$1,474

5.    STOCK-BASED COMPENSATION

The Company and Old AirGate have elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. The non-cash compensation benefit included in Old AirGate's consolidated statements of operations for the period from January 1, 2005 to February 15, 2005 of $823 represents the reversal of previously recorded variable non-cash compensation expense

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)

(dollars in thousands, except as noted)

associated with restricted stock unit awards that were cancelled and settled in cash on February 15, 2005 by Old AirGate immediately prior to the merger with Alamosa Holdings. Non-cash compensation expense in the three month period ended March 31, 2004 is related to the vesting of employee stock options that had been issued with an exercise price less than the market price on the date of grant. No stock-based compensation expense was recorded in the period from acquisition to March 31, 2005. The following table illustrates the effect on Old AirGate net loss and Old AirGate net loss per share if Old AirGate had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

	Old AirGate
	For the period from January 1, 2005 to February 15, 2005	For the three months ended March 31, 2004
Net loss – as reported	$(27,791)	$(9,876)
Add: stock-based employee compensation included in reported net loss, net of related tax	9,870	196
Deduct: stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(9,870)	(1,397)
Net loss – pro forma	$(27,791)	$(11,077)
Net loss per share – as reported Basic and diluted	$(2.35)	$(1.21)
Net loss per share – pro forma Basic and diluted	$(2.35)	$(1.36)

All outstanding Old AirGate stock options were terminated prior to closing the acquisition on February 15, 2005. Options that had exercise prices below the market price of Old AirGate common stock at that date were settled in cash. The compensation expense associated with this payout of approximately $6.7 million is included in merger related expenses in the period from January 1, 2005 to February 15, 2005. Additionally, all outstanding Old AirGate restricted stock units were cancelled on February 15, 2005 and the fair market value of such units was settled in cash at that point. The compensation expense associated with this payout of approximately $3.8 million is included in merger related expenses in the period from January 1, 2005 to February 15, 2005. The restricted stock units had been accounted for as variable awards under SFAS 123 and compensation expense had been recorded as an adjustment to equity. As the units were terminated without shares being issued, the cumulative compensation recorded up to the settlement date as an adjustment to equity was reversed and a non-cash compensation benefit of $823 was recorded in the period from January 1, 2005 to February 15, 2005. As a result of the above cancellations, the Company has no outstanding stock-based compensation awards as of March 31, 2005.

6.    ACCOUNTS RECEIVABLE

Customer accounts receivable – Customer accounts receivable represent amounts owed to the Company by subscribers for PCS service. Customer accounts receivable do not bear interest.

The amounts presented in the consolidated balance sheets are net of an allowance for uncollectible accounts of $3,054 and $6,220 at March 31, 2005 and December 31, 2004, respectively.

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)

(dollars in thousands, except as noted)

Estimates are used in determining the allowance for uncollectible accounts and are based on historical collection experience, current trends, credit policy, a percentage of accounts receivable by aging category and expectations of future bad debts based on current collection activities. In determining the allowance, the Company considers historical write-offs of its receivables as well as historical changes in its credit policies. The Company also takes into consideration current trends in the credit quality of its customer base.

Receivable from Sprint – Receivable from Sprint in the accompanying consolidated balance sheets consists of the following:

	Company	Old AirGate
	March 31, 2005	December 31, 2004
Net roaming receivable	$2,607	$2,818
Accrued service revenue	1,360	2,038
Other amounts due from Sprint	1,599	815
	$5,566	$5,671

Net roaming receivable includes net travel revenue due from Sprint relative to PCS subscribers based outside of the Company's licensed territory who utilize the Company's portion of the PCS network of Sprint. The net roaming receivable is net of amounts owed to Sprint relative to the Company's subscribers who utilize the PCS network of Sprint outside of the Company's licensed territory. In addition, net roaming receivable also includes amounts due from Sprint, which have been collected from other PCS providers and wholesale customers for their customers' usage of the Company's portion of the PCS network of Sprint. The receivable is recorded net due to a right of offset with respect to the receivable from/payable to Sprint with respect to travel and the fact that the activity has historically been settled on a net basis by Sprint.

Accrued service revenue represents the Company's estimate of airtime usage and other charges that have been earned but not billed at the end of the period.

Other amounts due from Sprint at March 31, 2005 primarily consist of proceeds from the sale of previously charged off customer accounts, universal service fund recoveries and interconnect revenue receivable. Other amounts due from Sprint at December 31, 2004 primarily consist of universal service fund recoveries and interconnect revenue receivable.

7.    PROPERTY AND EQUIPMENT

Property and equipment are stated net of accumulated depreciation and amortization of $3.6 million and $192.8 million at March 31, 2005 and December 31, 2004, respectively. In connection with the purchase price allocation on February 15, 2005, as discussed in Note 4, property and equipment acquired was allocated an estimate of approximately $77.1 million in fair value. The final purchase price allocation will be based on an independent appraisal of the assets.

8.    ASSET RETIREMENT OBLIGATIONS

For the Company's leased telecommunications facilities, primarily consisting of cell sites and switch site operating leases and operating leases for retail and office space, the Company has adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." The obligations associated with the Company's operating leases primarily relate to the restoration of the leased sites to specified conditions described in the respective lease agreements. For purposes of determining the amounts recorded as asset retirement obligations associated with the respective leases, the Company

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)

(dollars in thousands, except as noted)

has estimated the costs by type of lease to be incurred upon the termination of the lease for restoration costs, as adjusted for expected inflation. These costs have been discounted back to the origination of the lease using an appropriate discount rate to determine the amount of obligation to be recorded upon the inception of the lease. The liability is accreted up to the expected settlement amount over the life of the lease using the effective interest method. A corresponding asset is recorded at the inception of the lease in the same amount as the asset retirement obligation. This asset is depreciated using the same method and life of similar network assets or leasehold improvements.

The following table illustrates the activity with respect to asset retirement obligations for the period from acquisition to March 31, 2005, for the period from January 1, 2005 to February 15, 2005 and for the three months ended 2004:

	Company	Old AirGate
	For the period from acquisition (See Note 4) to March 31, 2005	For the period from January 1, 2005 to February 15, 2005	For the three months ended March 31, 2004
Balance at beginning of period	$575	$519	$416
Initial obligation recorded during the period	6	—	—
Obligations settled during the period	—	—	—
Accretion of obligation during the period	15	13	26
Impact of revision in estimates	—	43	—
Balance at end of period	$596	$575	$442

9.    GOODWILL AND INTANGIBLE ASSETS

In connection with the merger discussed in Note 4, the Company allocated portions of the purchase price to identifiable intangible assets consisting of (i) the value of the Sprint agreements in place at Old AirGate and (ii) the value of the subscriber base in place at Old AirGate. In addition to the identifiable intangibles, goodwill has been recorded in the amount by which the purchase price exceeded the fair value of the net assets acquired, including identified intangibles.

The Company has preliminarily allocated $210,000 of the purchase price to the value of the subscriber base in place at Old AirGate at the time of acquisition and preliminarily allocated $210,000 to the value of the Sprint agreements in place at Old AirGate at the time of acquisition. The final values will be based on an independent appraisal which is currently underway. The subscriber base intangible will be amortized over the estimated life of the subscribers acquired, or approximately 3 years, and the intangible associated with the Sprint agreements in place will be amortized over the remaining original term of the Sprint agreements assumed in the acquisition, or approximately 13 years.

The Company accounts for goodwill and intangible assets in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 (i) prohibit the amortization of goodwill and indefinite-lived intangible assets, (ii) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value may be impaired), and (iii) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill.

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)

(dollars in thousands, except as noted)

Goodwill and intangible assets consist of:

Company
March 31, 2005
Goodwill	$253,161
Intangible assets:
Sprint affiliation and other agreements	$210,000
Accumulated amortization	(1,957)
Subtotal	208,043
Subscriber base acquired	210,000
Accumulated amortization	(8,750)
Subtotal	201,250
Intangible assets, net	$409,293

Amortization expense related to intangible assets was $10,707 for the period from inception to March 31, 2005.

Aggregate amortization expense relative to intangible assets for the periods shown will be as follows:

Years ended December 31,
2005	$74,946
2006	85,652
2007	85,652
2008	24,402
2009	15,652
Thereafter	133,696
$420,000

10.    LONG-TERM DEBT

Long-term debt consists of the following:

	Company	Old AirGate
	March 31, 2005	December 31, 2004
9 3/8% Senior Notes	$168,344	$137,478
Floating Rate Notes	179,606	175,000
Total Debt	347,950	312,478
Less current maturities	—	—
Long term debt, excluding current maturities	$347,950	$312,478

SENIOR NOTES

9 3/8% Senior Notes – The 9 3/8% Senior Notes were originally issued in February 2004 by Old AirGate, have a face value of $159,035, mature September 1, 2009 and carry a coupon rate of 9 3/8%, payable semiannually on January 1 and July 1. The 9 3/8% Senior Notes are secured by a second priority lien on the assets of AirGate. The 9 3/8% Senior Notes were recorded at a fair value of

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)

(dollars in thousands, except as noted)

$168,676 in the purchase price allocation discussed in Note 4. The premium to face amount will be amortized over the remaining life of the notes as an adjustment to the effective interest rate.

Floating Rate Notes – The Floating Rate Notes were originally issued in October 2004 by Old AirGate, have a face value of $175,000, mature October 15, 2011 and bear interest at LIBOR plus 3.75%, payable quarterly on January 15, April 15, July 15 and October 15. The Floating Rate Notes are secured by a first priority lien on the assets of AirGate. The Floating Rate Notes were recorded at a fair value of $179,715 in the purchase price allocation as discussed in Note 4. The premium to face amount will be amortized over the remaining life of the notes as an adjustment to the effective interest rate.

On January 11, 2005, Old AirGate began soliciting consents from holders of the outstanding 9 3/8% Senior Notes and Floating Rate Notes to amend certain provisions of indentures governing the respective notes. On January 25, 2005, the expiration date of the consent solicitation, Old AirGate received the necessary consents to amend the respective indentures and paid a consent fee of 0.25% of the principal amount of the notes to the note holders.

11.    STOCKHOLDERS' EQUITY

As discussed in Note 4, the acquisition of Old AirGate by Alamosa Holdings was completed on February 15, 2005. Stockholders of Old AirGate received approximately 26.1 million shares of Alamosa Holdings common stock and approximately $100 million in cash consideration. As a result Old AirGate stockholders' deficit of $123,035 was eliminated on February 15, 2005. In connection with the purchase price allocation discussed in Note 4, the Company recorded contributed capital consisting of $330,848 in value of Alamosa Holdings common stock issued, $100,000 cash consideration plus $6,143 in direct transaction costs incurred by Alamosa Holdings and $2,568 in value of common stock purchase warrants assumed by Alamosa Holdings. The total contributed capital of $439,559 was reduced by $10,203 in benefit received by Alamosa Holdings in the form of a reduction of valuation allowance against its deferred tax assets and $15,000 in cash distributions from the Company to Alamosa Holdings.

Old AirGate had three sets of common stock purchase warrants outstanding prior to the acquisition by Alamosa Holdings.

AirGate Warrants – The AirGate Warrants were originally issued by Old AirGate in connection with an offering of Old AirGate notes in 1999. As of March 31, 2005, 8,620 AirGate Warrants were outstanding. Each warrant entitles the holder to receive 0.9482 shares of Alamosa Holdings common stock and $3.64 in cash at an exercise price of $0.02 per share and expires on October 1, 2009. Due to the fact that these warrants require settlement with registered shares of Alamosa Holdings common stock, these warrants are reflected as a liability in the consolidated balance sheet of Alamosa Holdings at fair market value. Changes in fair market value are reflected in earnings of Alamosa Holdings for the period. The fair value of the AirGate Warrants at March 31, 2005 is approximately $127.

iPCS Note Warrants – The iPCS Note Warrants were originally issued by iPCS, Inc. ("iPCS") in 2000 and assumed by Old AirGate upon its acquisition of iPCS in 2001. As of March 31, 2005, 300,000 iPCS Note Warrants were outstanding. Each warrant entitles the holder to receive 0.6996 shares of Alamosa Holdings common stock at an exercise price of $74.34 per share and expires on July 15, 2011. Due to the fact that these warrants require settlement with registered shares of Alamosa Holdings common stock, these warrants are reflected as a liability in the consolidated balance sheet of Alamosa Holdings at fair market value. Changes in fair market value are reflected in earnings of Alamosa Holdings for the period. The fair value of the iPCS Note Warrants at March 31, 2005 is approximately $1,841.

iPCS Sprint Warrant – The iPCS Sprint Warrant was originally issued by iPCS in 2000 and assumed by Old AirGate upon its acquisition of iPCS in 2001. As of March 31, 2005, the iPCS Sprint

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)

(dollars in thousands, except as noted)

Warrant to purchase 81,050 shares of Alamosa Holdings common stock at an exercise price of $66.52 per share was outstanding. This warrant expires on July 15, 2007 and is not reflected as a liability in the consolidated balance sheet.

12.    INCOME TAXES

The Company's effective income tax rate is based on statutory tax rates, tax planning opportunities, expected future taxable income, and expected reversals of taxable temporary differences. The forecasted annual rate is then applied to the Company's quarterly operating results. The Company establishes a valuation allowance for deferred tax assets when it is more likely than not that the deferred tax assets will not be realized. Due to a limited operating history and lack of positive taxable earnings, a valuation allowance was established by Old AirGate as deferred tax assets were expected to exceed deferred tax liabilities. The establishment of this valuation allowance resulted in an effective tax rate of zero for the period from January 1, 2005 to February 15, 2005 and for the three months ended March 31, 2004. Due to the difference in basis for book and tax purposes after the purchase price allocation discussed in Note 4, the Company established a net deferred tax liability of $32,045 in connection with the merger. The reversal of the timing differences which give rise to this deferred tax liability will allow the Company to realize the benefit of certain deferred tax assets such that the valuation allowance was reduced. The effective tax rate for the period from inception to March 31, 2005 is 38.5 percent. The difference between the statutory rate of 35 percent and the projected rate is primarily due to state income taxes.

13.    SPRINT AGREEMENTS

In accordance with the Company's affiliation agreements with Sprint, Sprint provides the Company various services including billing, customer care, collections and inventory logistics. In addition, Sprint bills the Company for various pass-through items such as commissions and rebates to national retail merchants, handset subsidies on handsets activated in the Company's territory but not sold by the Company and long distance charges.

In 2004, Old AirGate executed amendments to its affiliation agreements with Sprint. The amendments, among other things, established fixed per subscriber costs for services that the Company purchases from Sprint through December 31, 2006 in the form of two new fees. The amendments created a new combined service bureau fee, which consolidates numerous fees that were previously settled separately, for back office services such as billing and customer care. The combined service bureau fee was set at $7.00 per average subscriber per month through December 31, 2006 and will be recorded in costs of services and operations in the consolidated statement of operations. The amendments also created a new per-activation fee, which consolidates numerous fees that were previously settled separately, for marketing services, such as subscriber activation and handset logistics. The per-activation fee is $23.00 per activation and will be applied to the actual number of gross subscriber activations the Company experiences on a monthly basis through December 31, 2006. The per-activation fee is recorded in selling and marketing expenses in the consolidated statement of operations.

In addition to the new fees, the amendments changed the methodology used for settling cash received from subscribers. Historically, actual weekly cash receipts were passed through to Old AirGate by Sprint based on a calculation of an estimate of the portion of that cash related to Old AirGate's activity. Under the new methodology, the Company receives its portion of billed revenue (net of an 8% affiliation fee) less actual written off accounts in the month subsequent to billing regardless of when Sprint collects the cash from the subscriber.

Expenses reflected in the consolidated statements of operations related to the Sprint affiliation agreements are:

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)

(dollars in thousands, except as noted)

	Company	Old AirGate
	For the period from acquisition (See Note 4) to March 31, 2005	For the period from January 1, 2005 to February 15, 2005	For the three months ended March 31, 2004
Cost of service and other operations	$14,897	$17,122	$27,751
Cost of products sold	4,428	5,699	7,202
Selling and marketing	3,661	3,269	2,629
Total	$22,986	$26,090	$37,582

In connection with the billing services provided to the Company by Sprint, the Company relies on Sprint to provide information as to monthly billing activity relative to all subscriber revenues. In addition, Sprint provides the information utilized for the settlement of all roaming revenue.

The Company relies upon Sprint as a service provider to provide accurate information for the settlement of revenue and expense items. The Company makes estimates used in connection with the preparation of financial statements based on the financial and statistical information provided by Sprint. The Company assesses the accuracy of this information through analytic review and reliance on the service auditor report on Sprint's internal control processes prepared by Sprint's external service auditor.

On December 15, 2004, Sprint Corporation and Nextel Communications, Inc. announced that their boards of directors unanimously approved a definitive agreement for a merger of equals. Nextel Communications currently operates a wireless mobility communications network in certain territories in which the Company also provides digital wireless mobility communications network services under the Sprint or affiliated brands.

The Company and Sprint have had only very preliminary communications regarding the potential impact on the Company of the pending Sprint-Nextel transaction. The Company believes that, based on currently available information, and assuming that no changes are effected with respect to Sprint's agreements with the Company, Sprint could be in violation of the exclusivity provisions of certain of the Company's agreements with Sprint upon completion of the Sprint-Nextel transaction and Sprint could be in violation of the exclusivity provisions of the other agreements with Sprint at some point following completion of the Sprint-Nextel transaction.

Sprint's agreements with the Company provide for specific remedies in the event of a material violation by Sprint of such agreements if not cured within an applicable time period. Neither we nor any of our executives have made any definitive determination as to the impact on the value to us or our business of any of such remedies or whether any such remedy would be more or less favorable to us or our shareholders than our existing arrangements with Sprint or any possible renegotiated arrangement with Sprint.

The Company is committed to working with Sprint to reach mutually agreeable arrangements with respect to these matters. However, there can be no assurances that the Company and Sprint will be able to reach mutually acceptable arrangements or as to the terms of any such arrangements or the likely impact on the Company of any such arrangement.

14.    COMMITMENTS AND CONTINGENCIES

Litigation – In May 2002, putative class action complaints were filed in the United States District Court for the Northern District of Georgia against AirGate PCS, Inc., Thomas M. Dougherty, Barbara L. Blackford, Alan B. Catherall, Credit Suisse First Boston, Lehman Brothers, UBS Warburg LLC,

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)

(dollars in thousands, except as noted)

William Blair & Company, Thomas Wiesel Partners LLC and TD Securities. The complaints alleged that the prospectus used in connection with the secondary offering of Old AirGate stock by certain former stockholders of iPCS, a former subsidiary of AirGate, on December 18, 2001 contained materially false and misleading statements and omitted material information necessary to make the statements in the prospectus not false and misleading. After initially denying motions for appointment of lead plaintiffs and lead plaintiffs' counsel, the Court granted a modified renewed motion for appointment of lead plaintiffs and lead plaintiffs' counsel on August 17, 2004. Pursuant to a consent scheduling order, lead plaintiffs filed a consolidated amended class action complaint on October 15, 2004, naming the same defendants (the "Consolidated Complaint").

The Consolidated Complaint asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 based on a number of purported false or misleading statements in the prospectus. Plaintiffs' claims are premised on allegations, among others, that (1) AirGate's business plan was not "fully funded," contrary to what was asserted in the prospectus; (2) disclosures in the prospectus regarding the churn rate experienced by AirGate were untrue and/or misleading; (3) AirGate did not have strong future revenue and profit growth prospects based on its rapid customer growth, contrary to what was allegedly asserted in the prospectus; (4) AirGate's allowance for doubtful accounts was understated in its fiscal 2001 financial statements, and hence AirGate understated its net losses for 2001 and the prospectus incorrectly stated that AirGate's financial statements complied with generally accepted accounting principles; (5) iPCS's network build-out was not nearly complete, contrary to what was allegedly asserted in the prospectus; and (6) the iPCS merger did not significantly enhance shareholder value, contrary to alleged assertions in the prospectus.

On December 30, 2004, defendants filed motions to dismiss the Consolidated Complaint, which are presently pending before the Court. The Company believes that AirGate and the other defendants have meritorious defenses to the claims asserted in the Consolidated Complaint and intends to defend the action vigorously. However, the ultimate outcome of the litigation is not currently predictable, there can be no assurance that the litigation will be resolved in our favor, and an adverse outcome could adversely affect our financial condition, results of operations or cash flows. We maintain insurance coverage which could mitigate our exposure to loss in the event of an adverse outcome.

On February 23, 2003, iPCS and its two subsidiaries, iPCS Wireless, Inc. and iPCS Equipment, Inc. (the "Debtors") filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. During the bankruptcy cases, iPCS filed a motion and obtained an order authorizing it to assume a management agreement between iPCS, AirGate PCS and AirGate Services Co., as amended. AirGate PCS subsequently filed an administrative expense priority claim for amounts that it contends were owed by the Debtors under the assumed management agreement. The claim was for amounts that AirGate PCS might be liable to certain third party vendors for goods and services provided by such vendors to or for the benefit of the Debtors. In their disclosure statement, the Debtors indicated that they might seek to defend against the claim by arguing, among other things, that AirGate PCS has failed to disgorge an alleged preferential transfer in the amount of $3,079 and that Old AirGate, its affiliates, officers, and directors may be subject to claims of the Debtors for mismanagement, breach of fiduciary duties, officer and director liability, and similar claims. The parties engaged in settlement discussions in an effort to resolve all of the disputes between them and on or about April 8, 2005, AirGate PCS and the Debtors entered into a settlement agreement resolving the claims between them. Under the settlement, the Company will receive 8,200 shares of the common stock issued by the Debtors under their confirmed plan of reorganization.

The Company is involved in various claims and legal actions arising in the ordinary course of business. The ultimate disposition of these matters is not expected to have a material adverse impact on the Company's financial position, results of operations or liquidity.

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)

(dollars in thousands, except as noted)

15.    PRO FORMA FINANCIAL INFORMATION

The unaudited pro forma condensed consolidated statements of operations for the three months ended March 31, 2005 and 2004 set forth below present the results of operations as if the acquisition of Old AirGate by Alamosa Holdings had occurred at the beginning of each period and are not necessarily indicative of future results or actual results that would have been achieved had this acquisition occurred as of the beginning of the period.

	For the three months ended March 31,
	2005	2004
Total revenues	$93,600	$78,036
Loss before income tax benefit	$(20,338)	$(23,542)
Income tax (expense) benefit	7,835	9,069
Net loss	$(12,503)	$(14,473)

16.    EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosures of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of July 1, 2005. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123(R). The new rule allows registrants to implement SFAS No. 123(R) at the beginning of their next fiscal year that begins after June 15, 2005. As a result, the Company will be required to adopt the provisions of SFAS No. 123(R) on January 1, 2006. The Company is currently assessing the impact of adopting SFAS No. 123(R) to its consolidated results of operations.

On March 31, 2005, the FASB issued Interpretation No. ("FIN") 47, "Accounting for Conditional Asset Retirement Obligations" which is an interpretation of SFAS No. 143, "Accounting for Asset Retirement Obligations." FIN 47 clarifies that the recognition and measurement provisions of SFAS No. 143 apply to asset retirement obligations in which the timing and/or method of settlement may be conditional on a future event, including obligations to remediate asbestos at the end of a building's useful life and obligations to dispose of chemically-treated telephone poles at the end of their useful lives. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently assessing the impact of adopting FIN 47 to its consolidated results of operations.

17.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Set forth below are consolidating financial statements of the Company and guarantor subsidiaries as of March 31, 2005 and December 31, 2004 and for the three periods from acquisition to March 31, 2005, the period from January 1, 2005 to February 15, 2005 and the three months ended March 31, 2004. The guarantor subsidiaries are all 100% owned by the Company and the guarantees are full and unconditional. Separate financial statements of each guarantor subsidiary have not been provided because management has determined that they are not material to investors.

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)

(dollars in thousands, except as noted)

AGW Leasing Company, Inc. ("AGW") is a wholly-owned restricted subsidiary of AirGate. AGW has fully and unconditionally guaranteed the Senior Notes (see Note 10). AGW was formed to hold the real estate interests for the Company's PCS network and retail operations. After the acquisition of Old AirGate by Alamosa Holdings on February 15, 2005, all interest were transferred to the Company.

AirGate Network Services LLC ("ANS") is a wholly-owned restricted subsidiary of AirGate. ANS has fully and unconditionally guaranteed the Senior Notes (See Note 10). ANS was formed to provide construction management services for the Company's PCS network. All assets and liabilities of ANS were assumed by the Company in connection with the acquisition of Old AirGate by Alamosa Holdings on February 15, 2005.

AirGate Service Company, Inc. ("Service Co") is a wholly-owned restricted subsidiary of AirGate. Service Co has fully and unconditionally guaranteed the Senior Notes. Service Co was formed to provide management services to Old AirGate and iPCS. At the time of the acquisition of Old AirGate by Alamosa Holdings on February 15, 2005, Service Co had no assets or liabilities.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2005

	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$13,229	$—	$—	$13,229
Short term investments	44,566	—	—	44,566
Other current assets	43,373	—	—	43,373
Total current assets	101,168	—	—	101,168

Property and equipment, net	81,109	—	—	81,109
Other noncurrent assets	663,646	—	—	663,646
Total assets	$845,923	$—	$—	$845,923
Current liabilities	$56,568	$—	$—	$56,568
Long-term debt	347,950	—	—	347,950
Other long-term liabilities	32,866	—	—	32,866
Investment in subsidiaries	—	—	—	—
Total liabilities	437,384	—	—	437,384

Stockholders' equity (deficit)	408,539	—	—	408,539
Total liabilities and stockholders' equity (deficit)	$845,923	$—	$—	$845,923

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)

(dollars in thousands, except as noted)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2004

	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$15,927	$(10)	$—	$15,917
Short term investments	94,059	—	—	94,059
Other current assets	112,202	529	(61,943)	50,788
Total current assets	222,188	519	(61,943)	160,764
Property and equipment, net	105,522	25,287	—	130,809
Other noncurrent assets	7,266	—	—	7,266
Total assets	$334,976	$25,806	$(61,943)	$298,839
Current liabilities	$75,302	$61,414	$(61,943)	$74,773
Intercompany	(134,537)	134,537	—	—
Long-term debt	312,478	—	—	312,478
Other long-term liabilities	6,019	—	—	6,019
Investment in subsidiaries	170,145	—	(170,145)	—
Total liabilities	429,407	195,951	(232,088)	393,270
Stockholders' equity (deficit)	(94,431)	(170,145)	170,145	(94,431)
Total liabilities and stockholders' equity (deficit)	$334,976	$25,806	$(61,943)	$298,839

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE PERIOD FROM ACQUISITION TO MARCH 31, 2005

	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$44,737	$—	$—	$44,737
Cost of revenue	25,789	—	—	25,789
Selling and marketing	8,757	—	—	8,757
General and administrative expenses	2,899	—	—	2,899
Merger related expenses	—	—	—	—
Depreciation and amortization	14,305	—	—	14,305
Impairment of property and equipment	—	—	—	—
Loss from operations	(7,013)	—	—	(7,013)
Interest and other income	319	—	—	319
Interest expense	(2,768)	—	—	(2,768)

Income before income tax expense	(9,462)	—	—	(9,462)
Income tax expense	3,645	—	—	3,645
Net income	(5,817)	$—	$—	$(5,817)

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)

(dollars in thousands, except as noted)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JANUARY 1, 2005 TO FEBRUARY 15, 2005

	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$48,863	$—	$—	$48,863
Cost of revenue	26,637	2,342	—	28,979
Selling and marketing	9,179	193	—	9,372
General and administrative expenses	2,971	75	—	3,046
Merger related expenses	23,748	—	—	23,748
Depreciation and amortization	6,709	1,205	—	7,914
Impairment of property and equipment	20	—	—	20
Income (loss) from operations	(20,401)	(3,815)		(24,216)
Equity in earnings of subsidiaries	(3,815)	—	3,815	—
Interest and other income	346	—	—	346
Interest expense	(3,921)	—	—	(3,921)
Income before income tax expense	(27,791)	(3,815)	3,815	27,791
Income tax expense	—	—		—
Net income	(27,791)	$(3,815)	$3,815	$27,291

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2004

	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$78,036	$—	$—	$78,036
Cost of revenue	42,426	4,198	—	46,624
Selling and marketing	11,347	569	—	11,916
General and administrative expenses	6,180	157	—	6,337
Depreciation and amortization	9,508	2,384	—	11,892
Impairment of property and equipment	(3)	—	—	(3)
Income (loss) from operations	8,578	(7,308)	—	1,270
Equity in loss of subsidiaries	(7,267)	—	7,267	—
Interest and other income	165	—	—	165
Interest expense	(11,352)	41	—	(11,311)
Loss before income taxes	(9,876)	(7,267)	7,267	(9,876)
Income taxes	—	—	—	—
Net loss	(9,876)	$(7,267)	$7,267	$(9,876)

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)

(dollars in thousands, except as noted)

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM ACQUISITION TO MARCH 31, 2005

	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities, net	$(4,619)	$—	$—	$(4,619)
Investing activities, net	32,848	—	—	32,848
Financing activities, net	(15,000)	—	—	(15,000)
Net increase in cash and cash equivalents	13,229	—	—	13,229
Cash and cash equivalents at beginning of period	—	—	—	—
Cash and cash equivalents at end of period	$13,229	$—	$—	$13,229

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 1, 2005 TO FEBRUARY 15, 2005

	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities, net	$(18,747)	$12	$—	$(18,735)
Investing activities, net	40,824	—	—	40,824
Financing activities, net	(1,617)	—	—	(1,617)
Net increase in cash and cash equivalents	20,460	12	—	20,472
Cash and cash equivalents at beginning of period	15,929	(12)	—	15,917
Cash and cash equivalents at end of period	$36,389	$—	$—	$36,389

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004

	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities, net	$21,151	$123	$—	$21,274
Investing activities, net	(7,226)	(135)	—	(7,361)
Financing activities, net	(19,398)	—	—	(19,398)
Net decrease in cash and cash equivalents	(5,473)	(12)	—	(5,485)
Cash and cash equivalents at beginning of period	54,078	—	—	54,078
Cash and cash equivalents at end of period	$48,605	$(12)	$—	$48,593

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which can be identified by the use of forward-looking terminology such as "may," "might," "could," "would," "believe," "expect," "intend," "plan," "seek," "anticipate," "estimate," "project" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this quarterly report on Form 10-Q regarding our financial position and liquidity may be deemed to be forward-looking statements. These forward-looking statements include:

•	forecasts of population growth in our territory;

•	statements regarding our anticipated revenues, expense levels, liquidity, capital resources and operating losses; and

•	statements regarding expectations or projections about markets in our territories.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

•	our dependence on our affiliation with Sprint;

•	the ability of Sprint to alter the terms of our affiliation agreements with it, including fees paid or charged to us and other program requirements;

•	our anticipation of future losses;

•	our dependence on back office services, such as billing and customer care, provided by Sprint;

•	inaccuracies in financial information provided by Sprint;

•	potential fluctuations in our operating results;

•	our ability to predict future customer growth, as well as other key operating metrics;

•	changes or advances in technology;

•	the ability to leverage third generation products and services;

•	competition in the industry and markets in which we operate;

•	subscriber credit quality;

•	our ability to attract and retain skilled personnel;

•	our potential need for additional capital or the need for refinancing existing indebtedness;

•	our potential inability to expand our services and related products in the event of substantial increases in demand for these services and related products;

•	our inability to predict the outcomes of potentially material litigation;

•	the potential impact of wireless local number portability, or WLNP;

•	changes in government regulation;

•	future acquisitions;

•	general economic and business conditions; and

•	effects of mergers and consolidations within the telecommunications industry and unexpected announcements or developments from others in the telecommunications industry.

All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above.

Definitions of Operating Metrics

We discuss the following operating metrics relating to our business in this section:

•	ARPU, or average monthly revenue per user, is a measure used to determine the monthly subscriber revenue earned for subscribers based in our territory. This measure is calculated by dividing subscriber revenues in our consolidated statement of operations by our average daily subscribers during the period divided by the number of months in the period.

•	Average monthly churn is used to measure the rate at which subscribers based in our territory deactivate service on a voluntary or involuntary basis. We calculate average monthly churn based on the number of subscribers deactivated during the period (net of transfers out of our service area and those who deactivated within 30 days of activation) as a percentage of our average daily subscriber base during the period divided by the number of months during the period.

•	Licensed POPs represent the number of residents (usually expressed in millions) in our territory in which we have an exclusive right to provide wireless mobility communications services under the Sprint brand name. The number of residents located in our territory does not represent the number of wireless subscribers that we serve or expect to serve in our territory.

•	Covered POPs represent the number of residents (usually expressed in millions) covered by our portion of the PCS network of Sprint in our territory. The number of residents covered by our network does not represent the number of wireless subscribers that we serve or expect to serve in our territory.

General

On December 7, 2004, AirGate PCS, Inc. ("Old AirGate") entered into an Agreement and Plan of Merger with Alamosa Holdings, Inc. ("Alamosa Holdings") and A-Co. Merger Sub, Inc. ("A-Co."), a direct wholly-owned subsidiary of Alamosa Holdings. Pursuant to the merger agreement, Old AirGate merged with and into A-Co. on February 15, 2005 with A-Co. surviving the merger. Immediately after the closing of the transaction, A-Co. was renamed AirGate PCS, Inc. ("AirGate") and remains a wholly-owned subsidiary of Alamosa Holdings. In connection with the acquisition of Old AirGate, the purchase price was allocated to the assets and liabilities of AirGate based on fair value resulting in a new basis of accounting.

As a PCS Affiliate of Sprint, we have the exclusive right to provide wireless mobility communications services under the Sprint brand name in our licensed territory. We own and are responsible for building, operating and managing the portion of the PCS network of Sprint located in our territory. We offer national plans designed by Sprint as well as local plans tailored to our market demographics. Our portion of the PCS network of Sprint is designed to offer a seamless connection with the 100% digital PCS nationwide wireless network of Sprint. We market Sprint PCS products and services through a number of distribution outlets located in our territory, including our own retail stores, major national distributors and local third party distributors. At March 31, 2005, we had total licensed POPs of over 7.4 million, covered POPs of approximately 6.4 million and total subscribers of approximately 425,000.

We recognize revenues from our subscribers for the provision of wireless telecommunications services, proceeds from the sales of handsets and accessories through channels controlled by us and fees from Sprint and other wireless service providers and resellers when their customers roam onto our portion of the PCS network of Sprint. Sprint retains 8% of all service revenue collected from our subscribers (not including products sales and roaming charges billed to our subscribers) and all fees collected from other wireless service providers and resellers when their customers use our portion of the PCS network of Sprint. We report the amount retained by Sprint as an operating expense. In addition, Sprint bills our subscribers for taxes, handset insurance, equipment and Universal Service Fund charges and other surcharges which we do not record. Sprint collects these amounts from the subscribers and remits them to the appropriate tax authority.

As part of our affiliation agreements with Sprint, we have contracted with Sprint to provide back office services such as customer activation, handset logistics, billing, customer care and network monitoring services. We initially elected to delegate the performance of these services to Sprint to take advantage of their economies of scale, to accelerate our build-out and market launches and to lower our initial capital requirements. We continue to contract with Sprint for these services today and are obligated to continue using Sprint to provide these services through December 31, 2006. The cost for these services is primarily on a per-subscriber or per-transaction basis and is recorded as an operating expense.

Critical Accounting Policies

The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend the business activities of an entity. To aid in that understanding, we have identified our "critical accounting policies." These policies have the potential to have a more significant impact on our consolidated financial statements, either because of the significance of the financial statement item to which they relate or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

Accounting for Business Combinations – The acquisition of Old AirGate by Alamosa Holdings on February 15, 2005 has been accounted for as a business combination in accordance with the provisions of SFAS No. 141, "Business Combinations." Significant assumptions used in connection with allocating the purchase price to identifiable tangible and intangible assets and liabilities as well as unidentifiable goodwill include (i) the value of Alamosa Holdings common stock issued in the transaction, (ii) the value of identifiable intangible assets including value assigned to acquired subscribers and value assigned to the Sprint agreements assumed, (iii) the value of property and equipment acquired, (iv) the value of long term debt assumed and (v) deferred income tax assets and liabilities attributable to the assets and liabilities acquired. The operations of the acquired company are included in the consolidated results of operations of Alamosa Holdings, from the date of acquisition.

Allowance for doubtful accounts – Estimates are used in determining our allowance for doubtful accounts and are based on our historical collection experience, current trends, credit policy, a percentage of our accounts receivable by aging category and expectations of future bad debts based on current collection activities. In determining the allowance, we consider historical write-offs of our receivables as well as historical changes in our credit policies. We also look at current trends in the credit quality of our customer base.

Revenue recognition – We record equipment revenue for the sale of handsets and accessories to customers in our retail stores and to local resellers in our territories. We do not record equipment revenue on handsets and accessories purchased by our customers from national resellers or directly from Sprint. Our customers pay an activation fee when they initiate service. We allocate amounts charged to customers at the point of sale between the sale of handsets and other equipment and the sale of wireless telecommunications services in those transactions taking place in distribution channels that we directly control. Activation fees charged in transactions outside of our directly controlled distribution channels continue to be deferred and amortized over the average life of the subscriber base.

We recognize revenue from our customers as they use the service. Additionally, we provide a reduction of recorded revenue for billing adjustments and billing corrections.

The cost of handsets sold generally exceeds the retail sales price, as it is common in our industry to subsidize the price of handsets for competitive reasons. For handsets sold through channels controlled by Sprint that are activated by a subscriber in our territory, we reimburse Sprint for the amount of subsidy incurred by them in connection with the sale of these handsets. This reimbursement paid to Sprint is reflected in our selling and marketing expenses in the consolidated statements of operations.

Accounting for goodwill and intangible assets – We have recorded certain intangible assets in connection with the purchase price allocation resulting from the acquisition of Old AirGate by Alamosa Holdings, including both identifiable intangibles and goodwill. Identifiable intangibles consist of the Sprint agreements and the subscriber base in place at the time of acquisition. The intangible assets related to the Sprint agreements are being amortized on a straight line basis over the remaining original term of the underlying Sprint agreements. The subscriber base intangible asset is amortized on a straight line basis over the estimated life of the acquired subscribers. We account for goodwill in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, goodwill is tested annually for impairment.

Long-lived asset recovery – Long-lived assets, consisting primarily of property, equipment and intangibles, comprised approximately 88 percent of our total assets at March 31, 2005. Changes in technology or in our intended use of these assets may cause the estimated period of use or the value of these assets to change. In addition, changes in general industry conditions could cause the value of certain of these assets to change. We monitor the appropriateness of the estimated useful lives of these assets. Whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, we review the respective assets for impairment. In performing this review, assets are grouped according to identifiable cash flow streams and the undiscounted cash flow over the life of the asset group is compared to the carrying value of the asset group. We have determined that we have one asset grouping related to cash flows generated by our subscriber base, which includes all of our assets. The life of this asset group for purposes of these impairment tests is assumed to be ten years. Estimates and assumptions used in both estimating the useful life and evaluating potential impairment issues require a significant amount of judgment.

Operating leases – Operating leases and related leasehold improvement costs are accounted for based on the provisions of SFAS No. 13, "Accounting for Leases." We have a significant number of leases primarily associated with towers and other locations on which we install our network equipment. These leases are considered operating leases and the monthly rentals are expensed as incurred while any capital expenditures associated with preparing the site for our use are capitalized and depreciated. These capital expenditures are depreciated over the shorter of the lease term or the economic life of the respective assets. Additionally, certain of these operating leases contain rent escalation provisions over the term of the respective leases. For those leases with escalation provisions, the periodic rental expense is recorded on a straight line basis over the lease term.

Income taxes – We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, we utilize an asset and liability approach to accounting for income taxes, wherein deferred taxes are provided for book and tax basis differences for assets and liabilities. In the event differences exist between the book and tax basis of our assets and liabilities that result in deferred assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is made. A valuation allowance is provided for the portion of deferred tax assets for which there is sufficient uncertainty regarding our ability to recognize the benefits of those assets in future years.

On a quarterly basis, we evaluate the need for and adequacy of the valuation allowance based upon the expected realizability of our deferred tax assets and adjust the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the latest forecast of future taxable income, available tax planning strategies and the future reversal of existing taxable temporary differences.

Reliance on the timeliness and accuracy of data received from Sprint – We place significant reliance on Sprint as a service provider in terms of the timeliness and accuracy of financial and statistical data related to customers based in our service territory that we receive on a periodic basis from Sprint. We make significant estimates in terms of revenue, cost of service, selling and marketing costs and the adequacy of our allowance for uncollectible accounts based on this data we receive from Sprint. We obtain assurance as to the accuracy of this data through analytic review and reliance on the service auditor report on Sprint's internal control processes prepared by Sprint's external service auditor. Inaccurate or incomplete data from Sprint could have a material adverse effect on our results of operations and cash flow.

Consolidated Results of Operations (dollars in thousands)

The discussion of the results of operations below is significantly affected by the acquisition of Old AirGate by Alamosa Holdings on February 15, 2005 and the resulting allocation of purchase price to the assets and liabilities of the Company. The results of operations from acquisition through March 31, 2005 are not comparable with the results of operations for the period from January 1, 2005 to February 15, 2005 nor with the results of operations for the three months ended March 31, 2004 as Old AirGate periods are pre-acquisition results and do not include the impact of the purchase price allocation resulting from the acquisition of Old AirGate by Alamosa Holdings.

For the combined period from acquisition through March 31, 2005 and the period from January 1, 2005 to February 15, 2005, compared to the three month period ended March 31, 2004

Subscriber growth and key performance indicators – We had total subscribers of approximately 425,000 at March 31, 2005 compared to approximately 368,000 at March 31, 2004. This growth of approximately 57,000 subscribers represents 15 percent year over year and compares to 3 percent growth from March 31, 2003 to March 31, 2004. The increase in growth is primarily attributable to an increase in our distribution channels, primarily in our own Sprint retail stores and branded dealers in our territory as well as overall growth in the wireless telecommunications industry.

Average monthly churn for the first quarter of 2005 was approximately 2.5 percent compared to approximately 2.9 percent for the first quarter of 2004. We incur significant up front costs in acquiring customers such that if churn were to increase, it could negatively impact our operations.

Service Revenues – Service revenues consist of revenues from our subscribers and roaming and wholesale revenue earned when subscribers from other carriers or resellers of PCS service use our portion of the PCS network of Sprint.

Subscriber revenue consists of payments received from our subscribers for monthly service under their service plans. Subscriber revenue also includes amortization of deferred activation fees and charges for the use of various features including PCS Vision, the wireless web and voice activated dialing. Subscriber revenues were $34,949 for the period from acquisition to March 31, 2005 and $34,680 for the period from January 1, 2005 to February 15, 2005. This combined subscriber revenue of $69,629 was approximately 13 percent higher than $61,656 for the quarter ended March 31, 2004. This increase was primarily due to the increase in our subscriber base discussed above. Base ARPU (which does not include roaming revenue) for the period from acquisition to March 31, 2005 was $57, compared to $56 in the quarter ended March 31, 2004.

Roaming and wholesale revenue is comprised of revenue from Sprint and other PCS subscribers based outside of our territory who roam onto our portion of the PCS network of Sprint as well as revenue from resellers of PCS service whose subscribers use our portion of the PCS network of Sprint.

Roaming and wholesale revenue was $8,140 for the period from acquisition to March 31, 2005 and $10,972 for the period from January 1, 2005 to February 15, 2005. This combined roaming and wholesale revenue of $19,112 was approximately 42 percent higher than $13,498 for the quarter ended March 31, 2004. This increase was due to a combination of an increase in inbound roaming minutes and an increase in our reciprocal rate with Sprint to 5.8 cents per minute in connection with entering into the amendments to the Sprint agreements in August of 2004. The reciprocal rate with Sprint is fixed at 5.8 cents per minute until December 31, 2006. We are currently a net receiver of roaming with Sprint, meaning that the minute volume from other Sprint subscribers roaming onto our network is greater than the minute volume from our subscribers roaming onto other portions of the PCS network of Sprint. We have experienced an increase in the volume of inbound roaming traffic from PCS providers other than Sprint. This traffic is settled at rates separately negotiated by Sprint on our behalf with the other PCS providers and these rates have declined in some cases during 2005 compared to 2004.

Product sales and cost of products sold – We record revenue from the sale of handsets and accessories, net of an allowance for returns, as product sales. Product sales revenue and cost of products sold are recorded for all products that are sold through our retail stores as well as those sold to our local indirect agents. The cost of handsets sold generally exceeds the retail sales price as we subsidize the price of handsets for competitive reasons. Sprint's handset return policy allows customers to return their handsets for a full refund within 14 days of purchase. When handsets are returned to us, we may be able to reissue the handsets to customers at little additional cost to us. However, when handsets are returned to Sprint for refurbishing, we may receive a credit from Sprint, which is less than the amount we originally paid for the handset.

Product sales revenue for the period from acquisition to March 31, 2005 was $1,648 and for the period from January 1, 2005 to February 15, 2005 was $3,211. This combined product sales revenue of $4,859 compares to $2,882 for the first quarter of 2004. Cost of products sold for the period from acquisition to March 31, 2005 was $4,428 and for the period from January 1, 2005 to February 15, 2005 was $5,699. This combined cost of products sold of $10,127 compares to $7,202 for the first quarter of 2004. As such, the subsidy on handsets sold through our retail and local indirect channels on a combined basis was $5,268 in the first quarter of 2005 compared to $4,320 in the first quarter of 2004. The increase in subsidies of $948 in 2005 is primarily due to an increase in the number of activations through our retail and local indirect channels.

Cost of service and operations – Cost of service and operations includes the costs of operating our portion of the PCS network of Sprint. These costs include items such as tower operating leases and maintenance as well as backhaul costs, which are costs associated with transporting wireless calls across our portion of the PCS network of Sprint to another carrier's network. In addition, cost of service and operations includes outbound roaming costs, long distance charges, the fees we pay to Sprint for our 8 percent affiliation fee, back office services such as billing and customer care, as well as our provision for estimated uncollectible accounts. Expenses were $21,361 in the period from acquisition to March 31, 2005 and $23,280 from January 1, 2005 to February 15, 2005. This combined cost of service and operations of $44,641 in the first quarter of 2005 was approximately 13 percent higher than the $39,422 incurred in the first quarter of 2004. The increase in expenses in 2005 was due to the increased volume of traffic carried on our network due both to the increase in both our subscribers as well as wholesale and resale customers.

Selling and marketing expenses – Selling and marketing expenses include advertising, promotion, sales commissions and expenses related to our distribution channels, including our retail store expenses. In addition, we reimburse Sprint for the subsidy on handsets sold through national retail stores due to the fact that these retailers purchase their handsets from Sprint. This subsidy is recorded as a selling and marketing expense. Selling and marketing expenses were $8,757 in the period from acquisition to March 31, 2005, and $9,372 from January 1, 2005 to February 15, 2005. These combined selling and marketing expenses of $18,129 in the first quarter of 2005 were 52 percent higher than the $11,916 incurred in the first quarter of 2004. The increase experienced in 2005 is attributable to an increase in variable costs resulting from increases in gross activations.

General and administrative expenses – General and administrative expenses include corporate costs and expenses such as administration and finance. General and administrative expenses were $2,899 in the period from acquisition to March 31, 2005, and $3,046 from January 1, 2005 to February 15, 2005. These combined general and administrative expenses of $5,945 in the first quarter of 2005 were consistent with the $6,337 incurred in the first quarter of 2004.

Merger related expenses – Merger related expense in the period from January 1, 2005 to February 15, 2005 related to the acquisition of Old AirGate by Alamosa Holdings and was $23,748. Approximately $10,693 was related to the payment for cancellation of employee stock options and restricted stock units. Approximately $6,133 related to employee severance costs associated with terminating employees, including those to be terminated after the close of the acquisition.

Approximately $4,269 related to investment banking fees. Approximately $1,474 related to future lease payments (net of expected sublease income) for a facility to be closed in May 2005. The remaining $1,179 related to legal and other professional fees incurred in connection with the acquisition.

Depreciation and amortization – Depreciation and amortization includes depreciation of our property and equipment as well as amortization of intangibles. Depreciation is calculated on the straight-line method over the estimated useful lives of the underlying assets and totaled $3,599 in the period from acquisition to March 31, 2005 based on the value allocated to property and equipment in the purchase price allocation. Depreciation and amortization was $7,914 from January 1, 2005 to February 15, 2005 and was based on the historical cost of property and equipment. Depreciation and amortization of $11,892 recorded in the first quarter of 2004 was also based on the historical cost of property and equipment.

Amortization expense relates to identifiable intangible assets we have recorded related to value assigned to the agreements with Sprint and the customer base in connection with purchase accounting associated with the acquisition of Old AirGate by Alamosa Holdings. Amortization expense was $10,707 in the period from inception to March 31, 2005.

Income (loss) from operations – Our operating loss for the period from acquisition to March 31, 2005 was $7,013 and for the period from January 1, 2005 to February 15, 2005 was $24,216. This combined operating loss of $31,229 for the first quarter of 2005 compares to operating income for the first quarter of 2004 of $1,270. The decrease in operating income of $32,499 is primarily due to $23,748 in merger related expenses plus $10,707 in amortization of intangibles.

Interest and other income – Interest and other income represents amounts earned on the investment of excess cash. Income was $319 in the period from acquisition to March 31, 2005 and $346 in the period from January 1, 2005 to February 15, 2005. This combined interest income of $665 in the first quarter of 2005 was significantly higher than the $165 earned in the first quarter of 2004. The increase in interest and other income is primarily due to the fact that in October 2004, the Company completed an offering of Floating Rate Notes in the amount of $175,000 and used the proceeds to pay off existing debt of approximately $131,200 resulting in a net increase in cash to the Company of approximately $43,800.

Interest expense – Interest expense for the period from acquisition to March 31, 2005 was $2,768 and for the period from January 1, 2005 to February 15, 2005 was $3,921. This combined interest expense of $6,689 in the first quarter of 2005 was 41% less than interest expense of $11,311 in the first quarter of 2004. The decrease in interest expense was due to the debt restructuring completed in February 2004 resulting in a lower amount of borrowings as well as a lower effective interest rate on borrowings.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, we utilize an asset and liability approach to accounting for income taxes, wherein deferred taxes are provided for book and tax basis differences for assets and liabilities. In the event differences exist between the book and tax basis of our assets and liabilities that result in deferred assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is made. A valuation allowance is provided for the portion of deferred tax assets for which there is sufficient uncertainty regarding our ability to recognize the benefits of those assets in future years.

On a quarterly basis, we evaluate the need for and adequacy of the valuation allowance based upon the expected realizability of our deferred tax assets and adjust the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the latest forecast of future taxable income, available tax planning strategies and the future reversal of existing taxable temporary differences.

Cash Flows

Operating activities – Operating cash flows were negative $4,619 in the period from acquisition to March 31, 2005 and negative $18,735 from January 1, 2005 to February 15, 2005. The combined negative cash flows from operations of $23,354 for the first quarter of 2005 compares to positive cash flow of $13,013 for the first quarter of 2004. The decrease of $36,367 was primarily attributable to working capital changes of negative $12,957 due to reductions of payables and accrued expenses as well as an increase in net loss driven by approximately $23,748 in merger related expenses during the first quarter of 2005.

Investing activities – Our investing cash flows were $32,848 in the period from acquisition to March 31, 2005 including $36,389 net cash recorded in the purchase price allocation. Excluding the purchase accounting adjustment, the investing cash flows were negative $3,541 primarily associated with purchases of property and equipment. Investing cash flows for the period from January 1, 2005 to February 15, 2005 were positive $40,824 including a decrease in short term investments of $49,435 reduced by purchases of property and equipment of $8,611. Investing cash flows in the quarter ended March 31, 2004 were negative $5,762 due to purchases of property and equipment.

Financing activities – Our financing cash flows in the period from acquisition to March 31, 2005 were negative $15,000 representing distributions paid to Alamosa Holdings. Financing cash flows in the period from January 1, 2005 to February 15, 2005 were negative $1,616 due to $1,629 in debt issuance costs. Financing activities in the quarter ended March 31, 2004 were negative $18,701 including repayments of borrowings of $13,255 and equity issuance costs of $4,758.

Liquidity and Capital Resources

Old AirGate financed their operations through debt financing and through proceeds generated from public offerings of Old AirGate common stock and cash provided by operations. The proceeds from these transactions and cash provided by operations have been used to fund the build-out of our portion of the PCS network of Sprint, subscriber acquisition costs and working capital.

As of March 31, 2005, we had $13 million in cash and cash equivalents as well as $45 million in short-term investments which we believe will be sufficient to fund expected capital expenditures and to cover our working capital and debt service requirements for at least the next 12 months.

Our future liquidity will be dependent on a number of factors influencing its projections of operating cash flows, including those related to subscriber growth, average revenue per user, average monthly churn and cost per gross addition. Should actual results differ significantly from these assumptions, our liquidity position could be adversely affected and it could be in a position that would require it to raise additional capital which may or may not be available on terms acceptable to us, if at all, and could have a material adverse effect on our ability to achieve its intended business objectives.

Future Trends That May Affect Operating Results, Liquidity and Capital Resources

During 2002 and 2003, the wireless industry experienced overall declining net subscriber growth compared to previous periods. This trend was attributable to increased competition and slowing aggregate subscriber growth in the wireless telecommunications industry. We are continuing to incur net losses as we continue to add subscribers, which requires a significant up-front investment to acquire those subscribers. If net subscriber growth does not continue to improve, it will lengthen the amount of time it will take for us to reach a sufficient number of subscribers to achieve profitability.

We may experience a higher average monthly churn rate than we are currently anticipating. Our average monthly churn for the period from acquisition to March 31, 2005 was 2.5 percent, compared to 2.9 percent for the three months ended March 31, 2004. If average monthly churn increases over the long-term, we would lose the cash flows attributable to those customers and have greater than projected losses.

We may incur significant handset subsidy costs for existing customers who upgrade to a new handset. As our customer base matures and technological advances in our services take place, more existing customers will begin to upgrade to new handsets to take advantage of these services. We have limited historical experience regarding the rate at which existing customers upgrade their handsets and if more customers upgrade than we are currently anticipating, it could have a material adverse impact on our earnings and cash flows.

We may not realize the anticipated benefits of our acquisition by Alamosa Holdings, which took place in February 2005. If we are unable to effectively operate the territories acquired in connection with the acquisition, our expected synergies and results of operations may not be realized, which could have a material adverse impact on our earnings and cash flows.

We may not be able to access the credit or equity markets for additional capital if the liquidity discussed above is not sufficient for the cash needs of our business. We continually evaluate options for additional sources of capital to supplement our liquidity position and maintain maximum financial flexibility. If the need for additional capital arises due to our actual results differing significantly from our business plan or for any other reason, we may be unable to raise additional capital.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosures of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of July 1, 2005. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123(R). The new rule allows registrants to implement SFAS No. 123(R) at the beginning of their next fiscal year that begins after June 15, 2005. As a result, we will be required to adopt the provisions of SFAS No. 123(R) on January 1, 2006. We are currently assessing the impact of adopting SFAS No. 123(R) to our consolidated results of operations.

On March 31, 2005, the FASB issued Interpretation No. ("FIN") 47, "Accounting for Conditional Asset Retirement Obligations" which is an interpretation of SFAS No. 143, "Accounting for Asset Retirement Obligations." FIN 47 clarifies that the recognition and measurement provisions of SFAS No. 143 apply to asset retirement obligations in which the timing and/or method of settlement may be conditional on a future event, including obligations to remediate asbestos at the end of a building's useful life and obligations to dispose of chemically-treated telephone poles at the end of their useful lives. FIN 47 is effective for fiscal years ending after December 15, 2005. We are currently assessing the impact of adopting FIN 47 to its consolidated results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted under the reduced disclosure format pursuant to General Instruction H(2)(c) of Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Company's management with the participation of the Company's Chief Executive Officer and Principal Financial and Accounting Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this quarterly report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures are effective.

(b)	Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We place reliance on Sprint to adequately design its internal controls with respect to the processes established to provide financial information and other information to us and the other PCS Affiliates of Sprint. To address this issue, Sprint engages its independent auditors to perform a periodic evaluation of these controls and to provide a "Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates" under guidance provided in Statement of Auditing Standards No. 70. This report is provided to us semi-annually.

PART II    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

See Part I, Item 1, Note 14 under the caption "Commitments and Contingencies – Litigation" for a description of legal proceedings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Omitted under the reduced disclosure format pursuant to General Instruction H(2)(c) of Form 10-Q.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted under the reduced disclosure format pursuant to General Instruction H(2)(c) of Form 10-Q.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

See the Exhibit Index following the signature page hereto for a list of the exhibits filed pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIRGATE PCS, INC. (Registrant)
/s/ David E. Sharbutt
David E. Sharbutt Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
/s/ Kendall W. Cowan
Kendall W. Cowan Vice President, Treasurer and Secretary (Principal Financial and Accounting Officer)

29

EXHIBIT INDEX

EXHIBIT NUMBER		EXHIBIT TITLE
3.1		Certificate of Incorporation of AirGate PCS, Inc., filed as Exhibit 3.1 to the Registration Statement on Form S-4, dated April 1, 2005 of AirGate PCS, Inc. (SEC File No. 333-123755), which exhibit is incorporated herein by reference.
3.2		Bylaws of AirGate PCS, Inc., filed as Exhibit 3.2 to the Registration Statement on Form S-4, dated April 1, 2005 of AirGate PCS, Inc. (SEC File No. 333-123755), which exhibit is incorporated herein by reference.
4.1		First Supplemental Indenture for 9 3/8% Senior Subordinated Secured Notes due 2009, dated as of January 25, 2005, by and among AirGate PCS, Inc., AGW Leasing Company, Inc., AirGate Network Services LLC, and AirGate Service Company, Inc., as Guarantors, and The Bank of New York, as the Trustee, filed as Exhibit 4.2 to the current report on the Form 8-K of Alamosa Holdings, Inc. (SEC File No. 000-16793), dated February 18, 2005, which exhibit is incorporated herein by reference.
4.2		Second Supplemental Indenture for 9 3/8% Senior Subordinated Secured Notes due 2009, dated as of February 15, 2005 by and among AirGate PCS, Inc., AGW Leasing Company, Inc., AirGate Network Services LLC, and AirGate Service Company, Inc., as Guarantor , and The Bank of New York, as the Trustee, filed as Exhibit 4.3 to the current report on the Form 8-K of Alamosa Holdings, Inc. (SEC File No. 000-16793), dated February 18, 2005, which exhibit is incorporated herein by reference.
4.3		First Supplemental Indenture for First Priority Senior Secured Floating Rate Notes due 2011, dated as of January 25, 2005, by and among AirGate PCS, Inc., AGW Leasing Company, Inc., AirGate Network Services LLC, and AirGate Service Company, Inc., as Guarantors, and The Bank of New York, as the Trustee, filed as Exhibit 4.5 to the current report on the Form 8-K of Alamosa Holdings, Inc. (SEC File No. 000-16793), dated February 18, 2005, which exhibit is incorporated herein by reference.
4.4		Second Supplemental Indenture for First Priority Senior Secured Floating Rate Notes due 2011, dated as of February 15, 2005, by and among AirGate PCS, Inc., AGW Leasing Company, Inc., AirGate Network Services LLC, and AirGate Service Company, Inc., as Guarantors, and The Bank of New York, as the Trustee, filed as Exhibit 4.6 to the current report on the Form 8-K of Alamosa Holdings, Inc. (SEC File No. 000-16793), dated February 18, 2005, which exhibit is incorporated herein by reference.
31.1	*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of principal financial officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of principal financial officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibit is filed herewith.

30