Form 10-Q
period 2005-06-30
AirGate PCS, Inc. /Merger/
filed 2005-08-09
CIK 1317606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

COMMISSION FILE NUMBER: 333-123755

AIRGATE PCS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	20-2156350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 8, 2005, 1,000 shares of common stock, $0.01 par value per share, were issued and outstanding.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

AIRGATE PCS, INC.

TABLE OF CONTENTS

		PAGE
PART I FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets at June 30, 2005 and December 31, 2004 (unaudited)	3
	Consolidated Statements of Operations for the three months ended June 30, 2005 and 2004, for the period from acquisition to June 30, 2005, for the period from January 1, 2005 to February 15, 2005 and for the six months ended June 30, 2004 (unaudited)	4
	Consolidated Statements of Cash Flows for the period from acquisition to June 30, 2005, for the period from January 1, 2005 to February 15, 2005 and for the six months ended June 30, 2004 (unaudited)	5
	Notes to the Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Submission of Matters to a Vote of Security Holders	36
Item 5.	Other Information	36
Item 6.	Exhibits	36
SIGNATURES		37

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

AIRGATE PCS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except share information)

	Company	Old AirGate
	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$4,366	$15,917
Short term investments	39,549	94,059
Customer accounts receivable, net	26,638	20,848
Receivable from Sprint	3,392	5,671
Inventory	3,821	4,672
Prepaid expenses and other assets	7,019	3,991
Deferred customer acquisition costs	252	—
Deferred tax asset	7,611	—
Total current assets	92,648	145,158
Property and equipment, net	90,644	130,809
Debt issuance costs, net	—	4,621
Goodwill	255,305	—
Intangible assets, net	392,256	—
Other noncurrent assets	1,403	2,645
Total assets	$832,256	$283,233
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,399	$1,275
Accrued expenses	14,787	17,245
Payable to Sprint	12,478	24,348
Payable to Parent	3,010	—
Interest payable	2,512	9,388
Deferred revenue	5,954	9,567
Total current liabilities	44,140	61,823
Long term liabilities:
Other noncurrent liabilities	1,070	3,363
Deferred tax liability	27,700	—
Senior notes	346,949	312,478
Total long term liabilities	375,719	315,841
Total liabilities	419,859	377,664
Commitments and contingencies (see Note 14)	—	—
Stockholders' equity (deficit):
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 1,000 and 30,000,000 shares authorized, respectively; 1,000 and 11,827,483 shares issued and outstanding, respectively	—	118
Additional paid-in capital	424,560	1,047,676
Accumulated deficit	(12,163)	(1,142,225)
Total stockholders' equity (deficit)	412,397	(94,431)
Total liabilities and stockholders' equity (deficit)	$832,256	$283,233

The accompanying notes are an integral part of the consolidated financial statements.

AIRGATE PCS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share amounts)

	Company	Old AirGate	Company	Old AirGate
	For the three months ended June 30, 2005	For the three months ended June 30, 2004	For the period from acquisition (see Note 4) to June 30, 2005	For the period from January 1, 2005 to February 15, 2005	For the six months ended June 30, 2004
Revenues:
Subscriber revenues	$73,821	$65,037	$108,770	$34,680	$126,693
Roaming and wholesale revenues	24,776	17,389	32,916	10,972	30,887
Service revenues	98,597	82,426	141,686	45,652	157,580
Product sales	3,005	3,612	4,653	3,211	6,494
Total revenue	101,602	86,038	146,339	48,863	164,074
Costs and expenses:
Cost of service and operations (excluding depreciation shown separately below of $5,606 and $11,288 for the three months ended June 30, 2005 and 2004, respectively, and $9,132, $7,594 and $22,385 for the period from acquisition to June 30, 2005, for the period from January 1, 2005 to February 15, 2005 and for the six months ended June 30, 2004, respectively)	53,079	43,278	74,440	23,559	82,700
Cost of products sold	7,698	6,670	12,126	6,528	13,872
Selling and marketing	12,393	10,890	21,150	9,293	22,806
General and administrative expenses (excluding non-cash compensation of $550 and $550 for the three months ended June 30, 2005 and for the period from acquisition to June 30, 2005, respectively)	5,373	4,970	8,272	2,923	11,307
Merger related expenses	—	—	—	23,748	—
Depreciation and amortization	27,798	12,015	42,103	7,914	23,907
(Gain) loss on disposal of property and equipment	—	(2)	—	20	(5)
Non-cash compensation	550	—	550	—	—
Total costs and expenses	106,891	77,821	158,641	73,985	154,587
Income (loss) from operations	(5,289)	8,217	(12,302)	(25,122)	9,487
Interest and other income	706	188	1,025	346	353
Interest expense	(5,729)	(6,230)	(8,497)	(4,111)	(17,541)
Income (loss) before income tax benefit	(10,312)	2,175	(19,774)	(28,887)	(7,701)
Income tax benefit	3,966	—	7,611	—	—
Net income (loss)	$(6,346)	$2,175	$(12,163)	$(28,887)	$(7,701)
Net income (loss) per common share
Basic		$0.18		$(2.44)	$(0.77)
Diluted		$0.18		$(2.44)	$(0.77)
Weighted average common shares outstanding
Basic		11,769,976		11,831,973	9,961,069
Diluted		11,857,479		11,831,973	9,961,069

The accompanying notes are an integral part of the consolidated financial statements.

AIRGATE PCS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Company	Old AirGate
	For the period from acquisition (see Note 4) to June 30, 2005	For the period from January 1, 2005 to February 15, 2005	For the six months ended June 30, 2004
Cash flows from operating activities:
Net loss	$(12,163)	$(28,887)	$(7,701)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash compensation expense (benefit)	550	(823)	379
Non-cash accretion of asset retirement obligations	29	56	—
Provision for bad debts	1,310	(955)	(958)
Depreciation and amortization of property and equipment	9,358	7,914	23,907
Amortization of intangible assets	32,745	—	—
Amortization of financing costs included in interest expense	—	457	507
Amortization of debt premium	(1,442)	—	—
Deferred income taxes	(7,611)	—	—
Interest accreted on discount notes	—	—	6,092
(Gain) loss on disposal of property and equipment	—	20	(5)
(Increase) decrease in:
Receivable from/payable to Parent	2,460	—	—
Receivables	9,441	(2,892)	(2,907)
Inventory	510	341	(103)
Prepaid expenses and other assets	(3,003)	(2,279)	3,074
Increase (decrease) in:
Accounts payable and accrued expenses	(36,144)	8,430	11,768
Net cash provided by (used in) operating activities	(3,960)	(18,618)	34,053
Cash flows from investing activities:
Purchases of property and equipment	(18,062)	(8,611)	(10,204)
Acquisition of business, net of cash paid	36,314	—	—
Change in short term investments	5,074	49,435	—
Net cash provided by (used in) investing activities	23,326	40,824	(10,204)
Cash flows from financing activities:
Repayments of borrowings under senior secured debt	—	—	(16,513)
Debt issuance costs	—	(1,629)	(693)
Capital distribution to Parent	(15,000)	—	—
Stock options exercised	—	12	35
Equity issuance costs	—	—	(4,759)
Net cash used in financing activities	(15,000)	(1,617)	(21,930)
Net increase in cash and cash equivalents	4,366	20,589	1,919
Cash and cash equivalents at beginning of period	—	15,917	60,043
Cash and cash equivalents at end of period	$4,366	$36,506	$61,962
Supplemental disclosure of non-cash financing and investing activities:
Capital infusion in business combination	$333,416	$—	$—
Fair value of assets recorded in business combination	888,920	—	—
Fair value of liabilities recorded in business combination	(449,552)	—	—
Asset retirement obligations capitalized	28	—	—
Change in accounts payable for purchases of property and equipment	4,827	—	—
Capitalized interest	—	—	82
Net carrying value of notes exchanged	—	—	(264,888)
Unamortized financing costs of old notes exchanged	—	—	3,755
Issuance of new notes	—	—	159,035
Carrying value difference on new notes	—	—	(24,686)
Common stock issued in exchange of old notes	—	—	126,784

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

The unaudited consolidated balance sheets at June 30, 2005 and December 31, 2004, the unaudited consolidated statements of operations for the three months ended June 30, 2005 and 2004, for the period from acquisition to June 30, 2005, for the period from January 1, 2005 to February 15, 2005 and for the six months ended June 30, 2004, the unaudited consolidated statements of cash flows for the period from acquisition to June 30, 2005, for the period from January 1, 2005 to February 15, 2005 and for the six months ended June 30, 2004 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required annually by accounting principles generally accepted in the United States of America. In the opinion of management, the interim data includes all adjustments (consisting of only normally recurring adjustments) necessary for a fair statement of the results for the interim periods. Operating results for the period ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005.

Old AirGate basic and diluted net loss per share of common stock for the six months ended June 30, 2004 and for the period from January 1, 2005 to February 15, 2005 is computed by dividing net loss attributable to common stockholders for each period by the weighted-average outstanding number of common shares. No conversion of common stock equivalents has been assumed in the calculations for these periods since the effect would be antidilutive. As a result, the number of weighted-average outstanding common shares as well as the amount of net loss per share are the same for basic and diluted net loss per share calculations. For the three months ended June 30, 2004, the diluted weighted average number of common shares outstanding include 87,503 shares related to stock options and warrants with exercise prices below the weighted average fair value of Old AirGate stock during the period using the treasury stock method. Common stock equivalents excluded from diluted net loss per share calculations for the six months ended June 30, 2004 and for the period from January 1, 2005 to February 15, 2005 included outstanding options and warrants to purchase 53,841 and 0 shares of common stock, respectively. All outstanding options were terminated on February 15, 2005.

Company basic and diluted net loss per share for the period from acquisition to June 30, 2005 is not presented as the Company is now a wholly-owned subsidiary of Alamosa Holdings.

Certain reclassifications have been made to Old AirGate balances to conform to Company presentation.

2.	ORGANIZATION AND BUSINESS OPERATIONS

AirGate is a wholly-owned subsidiary of Alamosa Holdings and a PCS Affiliate of Sprint with the exclusive right to provide wireless personal communications services under the Sprint brand name in a territory encompassing approximately 7.4 million residents. The Company was formed

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)

(dollars in thousands, except as noted)

in December 2004 as A-Co. Merger Sub, Inc. in anticipation of the acquisition of Old AirGate on February 15, 2005, as discussed in Note 4. Subsequent to the closing of the transaction, A-Co. changed its name to AirGate PCS, Inc. The Company provides wireless personal communications services, commonly referred to as PCS, in the southeastern United States. The accompanying consolidated financial statements include the accounts of AirGate and its wholly-owned restricted subsidiaries, AGW Leasing Company, Inc., AirGate Service Company, Inc. and AirGate Network Services, LLC.

See Note 17 for recent developments in the Company's relationship with Sprint.

3.	LIQUIDITY AND CAPITAL RESOURCES

Old AirGate financed its operations through debt financing and through proceeds generated from public offerings of Old AirGate common stock and cash provided by operations. The proceeds from these transactions and cash provided by operations have been used to fund the build-out of the Company's portion of the PCS network of Sprint, subscriber acquisition costs and working capital.

As of June 30, 2005, the Company had $4 million in cash and cash equivalents as well as $40 million in short-term investments, which the Company believes will be sufficient to fund expected capital expenditures and to cover its working capital and debt service requirements for at least the next 12 months.

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

The merger consideration consisted of 26.1 million shares of Alamosa Holdings common stock valued at $12.66 per share, representing the average closing price of Alamosa Holdings common stock from February 10, 2005 to February 15, 2005, and approximately $100.0 million in cash plus direct transaction costs of approximately $6.3 million. Alamosa Holdings also assumed the debt of Old AirGate in the transaction, which had a fair value of approximately $348.4 million as of February 15, 2005.

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)

(dollars in thousands, except as noted)

The Company obtained an independent valuation to allocate the purchase price. The result of the allocation is as follows:

Consideration:
Alamosa Holdings common stock issued	$330,848
Common stock warrants assumed by Alamosa Holdings	383
Cash consideration	100,001
Total consideration	431,232

Direct transaction costs	6,334
Long-term debt assumed (at fair value)	348,391
Other liabilities assumed (including deferred taxes)	103,345
Total purchase price	889,302

Allocated to:
Current assets	130,946
Property and equipment	77,085
Other tangible non-current assets	966
Intangible assets (other than goodwill)	425,000
Goodwill	$255,305

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

	Company		Old AirGate
	For the three months ended June 30, 2005	For the period from acquisition to June 30, 2005	For the period from January 1, 2005 to February 15, 2005
Severance and related costs:

Balance at beginning of period	$629	$2,184	$—
Net charges (benefit)	—	—	16,778
Payments	(621)	(2,176)	(14,594)
Balance at end of period	$8	$8	$2,184

Future lease payments, net:
Balance at beginning of period	$1,474	$1,474	$—
Net charges (benefit)	—	—	1,474
Payments	(84)	(84)	—
Balance at end of period	$1,390	$1,390	$1,474

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)

(dollars in thousands, except as noted)

5.	STOCK-BASED COMPENSATION

The Company and Old AirGate have elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. The non-cash compensation benefit included in Old AirGate's consolidated statements of operations for the period from January 1, 2005 to February 15, 2005 of $823 represents the reversal of previously recorded variable non-cash compensation expense associated with restricted stock unit awards that were cancelled and settled in cash on February 15, 2005 by Old AirGate immediately prior to the merger with Alamosa Holdings. Non-cash compensation expense in the three month and six month periods ended June 30, 2004 is related to the vesting of employee stock options that had been issued with an exercise price less than the market price on the date of grant. No stock-based compensation expense was recorded in the period from acquisition to June 30, 2005. The following table illustrates the effect on Old AirGate net loss and Old AirGate net loss per share if Old AirGate had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

	Old AirGate
	For the period from January 1, 2005 to February 15, 2005	For the three months ended June 30, 2004	For the six months ended June 30, 2004
Net income (loss) – as reported	$(28,887)	$2,175	$(7,701)
Add: stock-based employee compensation included in reported net loss, net of related tax	9,870	183	379
Deduct: stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(9,870)	(1,651)	(3,048)
Net income (loss) – pro forma	$(28,887)	$707	$(10,370)
Net income (loss) per share – as reported
Basic	$(2.44)	$0.18	$(0.77)
Diluted	$(2.44)	$0.18	$(0.77)
Net income (loss) per share – pro forma
Basic	$(2.44)	$0.06	$(1.04)
Diluted	$(2.44)	$0.06	$(1.04)

All outstanding Old AirGate stock options were terminated prior to closing the acquisition on February 15, 2005. Options that had exercise prices below the market price of Old AirGate common stock at that date were settled in cash. The compensation expense associated with this payout of approximately $6.7 million is included in merger related expenses in the period from January 1, 2005 to February 15, 2005. Additionally, all outstanding Old AirGate restricted stock units were cancelled on February 15, 2005 and the fair market value of such units was settled in cash at that point. The compensation expense associated with this payout of approximately $3.8 million is included in merger related expenses in the period from January 1, 2005 to February 15, 2005. The restricted stock units had been accounted for as variable awards under SFAS No. 123 and compensation expense had been recorded as an adjustment to equity. As the units were terminated without shares being issued, the cumulative compensation recorded up to the

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)

(dollars in thousands, except as noted)

settlement date as an adjustment to equity was reversed and a non-cash compensation benefit of $823 was recorded in the period from January 1, 2005 to February 15, 2005. As a result of the above cancellations, the Company has no outstanding stock-based compensation awards as of June 30, 2005.

6.	ACCOUNTS RECEIVABLE

Customer accounts receivable — Customer accounts receivable represent amounts owed to the Company by subscribers for PCS service. Customer accounts receivable do not bear interest.

The amounts presented in the consolidated balance sheets are net of an allowance for uncollectible accounts of $3,101 and $6,220 at June 30, 2005 and December 31, 2004, respectively. Estimates are used in determining the allowance for uncollectible accounts and are based on historical collection experience, current trends, credit policy, a percentage of accounts receivable by aging category and expectations of future bad debts based on current collection activities. In determining the allowance, the Company considers historical write-offs of its receivables as well as historical changes in its credit policies. The Company also takes into consideration current trends in the credit quality of its customer base.

Receivable from Sprint — Receivable from Sprint in the accompanying consolidated balance sheets consists of the following:

	Company	Old AirGate
	June 30, 2005	December 31, 2004

Net roaming receivable	$1,977	$2,818
Accrued service revenue	1,299	2,038
Other amounts due from Sprint	116	815
	$3,392	$5,671

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

Other amounts due from Sprint at June 30, 2005 and December 31, 2004 primarily consist of universal service fund recoveries and interconnect revenue receivable.

7.	PROPERTY AND EQUIPMENT

Property and equipment are stated net of accumulated depreciation and amortization of $9.4 million and $192.8 million at June 30, 2005 and December 31, 2004, respectively. In connection with the purchase price allocation on February 15, 2005, as discussed in Note 4, property and equipment acquired was allocated approximately $77.1 million in fair value based on an independent appraisal of the assets.

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)

(dollars in thousands, except as noted)

8.	ASSET RETIREMENT OBLIGATIONS

For the Company's leased telecommunications facilities, primarily consisting of cell sites and switch site operating leases and operating leases for retail and office space, the Company has adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." The obligations associated with the Company's operating leases primarily relate to the restoration of the leased sites to specified conditions described in the respective lease agreements. For purposes of determining the amounts recorded as asset retirement obligations associated with the respective leases, the Company has estimated the costs by type of lease to be incurred upon the termination of the lease for restoration costs, as adjusted for expected inflation. These costs have been discounted back to the origination of the lease using an appropriate discount rate to determine the amount of obligation to be recorded upon the inception of the lease. The liability is accreted up to the expected settlement amount over the life of the lease using the effective interest method. A corresponding asset is recorded at the inception of the lease in the same amount as the asset retirement obligation. This asset is depreciated using the same method and life of similar network assets or leasehold improvements.

The following table illustrates the activity with respect to asset retirement obligations for the three months ended June 30, 2005 and 2004, for the period from acquisition to June 30, 2005, for the period from January 1, 2005 to February 15, 2005 and for the six months ended June 30, 2004:

	Company	Old AirGate	Company	Old AirGate
	For the three months ended June 30, 2005	For the three months ended June 30, 2004	For the period from acquisition (see Note 4) to June 30, 2005	For the period from January 1, 2005 to February 15, 2005	For the six months ended June 30, 2004

Balance at beginning of period	$596	$442	$575	$519	$416
Initial obligation recorded during the period	22	—	28	—	—
Obligations settled during the period	—	—	—	—	—
Accretion of obligation during the period	15	26	30	13	52
Impact of revision in estimates	—	—	—	43	—
Balance at end of period	$633	$468	$633	$575	$468

9.	GOODWILL AND INTANGIBLE ASSETS

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

The Company allocated $215,000 of the purchase price to the value of the subscriber base in place at Old AirGate at the time of acquisition and allocated $210,000 to the value of the Sprint agreements in place at Old AirGate at the time of acquisition. The values were based on an independent appraisal. The subscriber base intangible will be amortized over the estimated life

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)

(dollars in thousands, except as noted)

of the subscribers acquired, or approximately 3 years, and the intangible associated with the Sprint agreements in place will be amortized over the remaining original term of the Sprint agreements assumed in the acquisition, or approximately 13 years.

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

Goodwill and intangible assets consist of:

Company
June 30, 2005
Goodwill	$255,305
Intangible assets:
Sprint affiliation and other agreements	$210,000
Accumulated amortization	(5,869)
Subtotal	204,131
Subscriber base acquired	215,000
Accumulated amortization	(26,875)
Subtotal	188,125
Intangible assets, net	$392,256

Amortization expense related to intangible assets was $22,038 for the three months ended June 30, 2005 and $32,745 for the period from acquisition to June 30, 2005.

Aggregate amortization expense relative to intangible assets for the periods shown will be as follows:

Years ended December 31,
2005	$76,404
2006	87,319
2007	87,319
2008	24,611
2009	15,652
Thereafter	133,695
$425,000

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)

(dollars in thousands, except as noted)

10.	LONG-TERM DEBT

Long-term debt consists of the following:

	Company	Old AirGate
	June 30, 2005	December 31, 2004

9 3/8% Senior Notes	$167,695	$137,478
Floating Rate Notes	179,254	175,000
Total Debt	346,949	312,478
Less current maturities	—	—
Long term debt, excluding current maturities	$346,949	$312,478

SENIOR NOTES

9 3/8% Senior Notes — The 9 3/8% Senior Notes were originally issued in February 2004 by Old AirGate, have a face value of $159,035, mature September 1, 2009 and carry a coupon rate of 9 3/8%, payable semiannually on January 1 and July 1. The 9 3/8% Senior Notes are secured by a second priority lien on the assets of AirGate. The 9 3/8% Senior Notes were recorded at a fair value of $168,676 in the purchase price allocation as discussed in Note 4. The premium to face amount will be amortized over the remaining life of the notes as an adjustment to the effective interest rate.

Floating Rate Notes — The Floating Rate Notes were originally issued in October 2004 by Old AirGate, have a face value of $175,000, mature October 15, 2011 and bear interest at LIBOR plus 3.75%, payable quarterly on January 15, April 15, July 15 and October 15. The Floating Rate Notes are secured by a first priority lien on the assets of AirGate. The Floating Rate Notes were recorded at a fair value of $179,715 in the purchase price allocation as discussed in Note 4. The premium to face amount will be amortized over the remaining life of the notes as an adjustment to the effective interest rate.

On January 11, 2005, Old AirGate began soliciting consents from holders of the outstanding 9 3/8% Senior Notes and Floating Rate Notes to amend certain provisions of indentures governing the respective notes. On January 25, 2005, the expiration date of the consent solicitation, Old AirGate received the necessary consents to amend the respective indentures and paid a consent fee of 0.25% of the principal amount of the notes to the noteholders.

11.	STOCKHOLDERS' EQUITY

As discussed in Note 4, the acquisition of Old AirGate by Alamosa Holdings was completed on February 15, 2005. Stockholders of Old AirGate received approximately 26.1 million shares of Alamosa Holdings common stock and approximately $100 million in cash consideration. As a result, Old AirGate stockholders' deficit of $124,129 was eliminated on February 15, 2005. In connection with the purchase price allocation discussed in Note 4, the Company recorded contributed capital consisting of $330,848 in value of Alamosa Holdings common stock issued, $100,001 cash consideration plus $6,143 in direct transaction costs incurred by Alamosa Holdings and $2,568 in value of common stock purchase warrants assumed by Alamosa Holdings. The total contributed capital of $439,560 was reduced by $15,000 in cash distributions from the Company to Alamosa Holdings.

Old AirGate had three sets of common stock purchase warrants outstanding prior to the acquisition by Alamosa Holdings. All of these warrants were assumed by Alamosa Holdings in the acquisition.

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)

(dollars in thousands, except as noted)

AirGate Warrants — The AirGate Warrants were originally issued by Old AirGate in connection with an offering of Old AirGate notes in 1999. As of June 30, 2005, 8,620 AirGate Warrants were outstanding. Each warrant entitles the holder to receive 0.9482 shares of Alamosa Holdings common stock and $3.64 in cash at an exercise price of $0.02 per share and expires on October 1, 2009. Due to the fact that these warrants require settlement with registered shares of Alamosa Holdings common stock, these warrants are reflected as a liability in the consolidated balance sheet of Alamosa Holdings at fair market value. Changes in fair market value are reflected in earnings of Alamosa Holdings for the period. The fair value of the AirGate Warrants at June 30, 2005 is approximately $145.

iPCS Note Warrants — The iPCS Note Warrants were originally issued by iPCS, Inc. ("iPCS") in 2000 and assumed by Old AirGate upon its acquisition of iPCS in 2001. As of June 30, 2005, 300,000 iPCS Note Warrants were outstanding. Each warrant entitles the holder to receive 0.6996 shares of Alamosa Holdings common stock at an exercise price of $74.34 per share and expires on July 15, 2010. Due to the fact that these warrants require settlement with registered shares of Alamosa Holdings common stock, these warrants are reflected as a liability in the consolidated balance sheet of Alamosa Holdings at fair market value. Changes in fair market value are reflected in earnings of Alamosa Holdings for the period. The fair value of the iPCS Note Warrants at June 30, 2005 is approximately $2,180.

iPCS Sprint Warrant — The iPCS Sprint Warrant was originally issued by iPCS in 2000 and assumed by Old AirGate upon its acquisition of iPCS in 2001. As of June 30, 2005, the iPCS Sprint Warrant to purchase 81,050 shares of Alamosa Holdings common stock at an exercise price of $66.52 per share was outstanding. This warrant expires on July 15, 2007 and is not reflected as a liability in the consolidated balance sheet of Alamosa Holdings as it was included in the fair value of equity issued in the transaction.

12.	INCOME TAXES

The Company's effective income tax rate is based on statutory tax rates, tax planning opportunities, expected future taxable income and expected reversals of taxable temporary differences. The forecasted annual rate is then applied to the Company's quarterly operating results. The Company establishes a valuation allowance for deferred tax assets when it is more likely than not that the deferred tax assets will not be realized. Due to a limited operating history and lack of positive taxable earnings, a valuation allowance was established by Old AirGate as deferred tax assets were expected to exceed deferred tax liabilities. The establishment of this valuation allowance resulted in an effective tax rate of zero for the period from January 1, 2005 to February 15, 2005 and for the six months ended June 30, 2004. Due to the difference in basis for book and tax purposes after the purchase price allocation as discussed in Note 4, the Company established a net deferred tax liability of $27,700 in connection with the merger. The reversal of the timing differences which give rise to this deferred tax liability will allow the Company to realize the benefit of certain deferred tax assets such that the valuation allowance was reduced. The effective tax rate for the period from acquisition to June 30, 2005 is 38.5 percent. The difference between the statutory rate of 35 percent and the projected rate is primarily due to state income taxes.

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

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)

(dollars in thousands, except as noted)

In 2004, Old AirGate executed amendments to its affiliation agreements with Sprint. The amendments, among other things, established fixed per subscriber costs for services that the Company purchases from Sprint through December 31, 2006 in the form of two new fees. The amendments created a new combined service bureau fee, which consolidates numerous fees that were previously settled separately, for back office services such as billing and customer care. The combined service bureau fee was set at $7.00 per average subscriber per month through December 31, 2006 and will be recorded in cost of service and operations in the consolidated statement of operations. The amendments also created a new per-activation fee, which consolidates numerous fees that were previously settled separately, for marketing services, such as subscriber activation and handset logistics. The per-activation fee is $23.00 per activation and will be applied to the actual number of gross subscriber activations the Company experiences on a monthly basis through December 31, 2006. The per-activation fee is recorded in selling and marketing expenses in the consolidated statement of operations.

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

Expenses reflected in the consolidated statements of operations related to the Sprint affiliation agreements are:

	Company	Old AirGate	Company	Old AirGate
	For the three months ended June 30, 2005	For the three months ended June 30, 2004	For the period from acquisition (see Note 4) to June 30, 2005	For the period from January 1, 2005 to February 15, 2005	For the six months ended June 30, 2004
Cost of service and operations	$39,795	$28,661	$54,692	$17,122	$56,412
Cost of products sold	7,698	6,670	12,126	6,528	13,872
Selling and marketing	3,892	2,750	7,553	3,269	5,379
Total	$51,385	$38,081	$74,371	$26,919	$75,663

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

14.	COMMITMENTS AND CONTINGENCIES

Litigation — In May 2002, putative class action complaints were filed in the United States District Court for the Northern District of Georgia against AirGate PCS, Inc., Thomas M. Dougherty, Barbara L. Blackford, Alan B. Catherall, Credit Suisse First Boston, Lehman

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)

(dollars in thousands, except as noted)

Brothers, UBS Warburg LLC, William Blair & Company, Thomas Wiesel Partners LLC and TD Securities. The complaints alleged that the prospectus used in connection with the secondary offering of Old AirGate stock by certain former stockholders of iPCS, a former subsidiary of AirGate, on December 18, 2001 contained materially false and misleading statements and omitted material information necessary to make the statements in the prospectus not false and misleading. After initially denying motions for appointment of lead plaintiffs and lead plaintiffs' counsel, the Court granted a modified renewed motion for appointment of lead plaintiffs and lead plaintiffs' counsel on August 17, 2004. Pursuant to a consent scheduling order, lead plaintiffs filed a consolidated amended class action complaint on October 15, 2004, naming the same defendants (the "Consolidated Complaint").

The Consolidated Complaint asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 based on a number of purported false or misleading statements in the prospectus. Plaintiffs' claims are premised on allegations, among others, that (i) AirGate's business plan was not "fully funded," contrary to what was asserted in the prospectus; (ii) disclosures in the prospectus regarding the churn rate experienced by AirGate were untrue and/or misleading; (iii) AirGate did not have strong future revenue and profit growth prospects based on its rapid customer growth, contrary to what was allegedly asserted in the prospectus; (iv) AirGate's allowance for doubtful accounts was understated in its fiscal 2001 financial statements, and hence AirGate understated its net losses for 2001 and the prospectus incorrectly stated that AirGate's financial statements complied with generally accepted accounting principles; (v) iPCS's network build-out was not nearly complete, contrary to what was allegedly asserted in the prospectus; and (vi) the iPCS merger did not significantly enhance shareholder value, contrary to alleged assertions in the prospectus.

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

On February 23, 2003, iPCS and its two subsidiaries, iPCS Wireless, Inc. and iPCS Equipment, Inc. (the "Debtors") filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. During the bankruptcy cases, iPCS filed a motion and obtained an order authorizing it to assume a management agreement between iPCS, AirGate PCS and AirGate Services Co., as amended. AirGate PCS subsequently filed an administrative expense priority claim for amounts that it contends were owed by the Debtors under the assumed management agreement. The claim was for amounts that AirGate PCS might be liable to certain third party vendors for goods and services provided by such vendors to or for the benefit of the Debtors. In their disclosure statement, the Debtors indicated that they might seek to defend against the claim by arguing, among other things, that AirGate PCS has failed to disgorge an alleged preferential transfer in the amount of $3,079 and that Old AirGate, its affiliates, officers, and directors may be subject to claims of the Debtors for mismanagement, breach of fiduciary duties, officer and director liability and similar claims. The parties engaged in settlement discussions in an effort to resolve all of the disputes between them and on or about April 8, 2005, AirGate PCS and the Debtors entered into a settlement agreement resolving the claims between them. Under the settlement, the Company will receive 8,200 shares of the common stock issued by the Debtors under their confirmed plan of reorganization.

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

The unaudited pro forma condensed consolidated statements of operations for the period from acquisition to June 30, 2005 and for the three and six months ended June 30, 2004 set forth below present the results of operations as if the acquisition of Old AirGate by Alamosa Holdings had occurred at the beginning of each period and are not necessarily indicative of future results or actual results that would have been achieved had this acquisition occurred as of the beginning of the period.

	For the six months ended June 30, 2005		For the three months ended June 30, 2004		For the six months ended June 30, 2004

Total revenues	$195,202		$86,038		$164,074
Loss before income tax benefit		$(30,516)		$(9,168)		$(28,513)
Income tax benefit	11,746		—		—
Net loss		$(18,770)		$(9,168)		$(28,513)

16.	EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3." This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to voluntary changes as well as those changes required by an accounting pronouncement if that pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle as opposed to being shown as a cumulative adjustment in the period of change. The Statement is effective for all changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to materially impact the Company.

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

17.	SUBSEQUENT EVENT

On December 15, 2004, Sprint Corporation ("Sprint") and Nextel Communications, Inc. ("Nextel") announced a proposed merger of their two companies. Nextel currently operates a wireless mobility communications network in certain territories in which the Company also provides digital wireless mobility communications network services under the Sprint or affiliated brands. Sprint and Nextel have announced that they intend to close the merger on August 12, 2005.

Based upon the terms of the exclusivity covenants contained in the management agreement between Sprint and AirGate PCS, Inc., the Company believes that Nextel's operation of a wireless mobility communications network in territories in which AirGate operates from and after the closing of the Sprint-Nextel merger will constitute a breach of the exclusivity covenants in the AirGate management agreement with Sprint. Moreover, based upon public statements and disclosures made by Sprint and Nextel following the announcement of their pending merger, Alamosa Holdings believes that actions that Sprint and Nextel intend to take in connection with the integration of their operations following completion of the merger may constitute a breach of the exclusivity and certain other provisions of the management agreements between Sprint and Alamosa Holdings' other operating subsidiaries.

As previously disclosed, Alamosa Holdings had been engaged in discussions with Sprint in an attempt to reach a mutually acceptable resolution of the issues related to the Sprint-Nextel merger and its effect on the existing management agreements between Sprint and Alamosa Holdings' subsidiaries. However, Alamosa Holdings concluded that it was unlikely that it would be able to reach a mutually acceptable resolution with Sprint prior to the closing of the Sprint-Nextel merger, and, on August 8, 2005, AirGate filed a lawsuit against Sprint, certain of its affiliates and Nextel in the Delaware Court of Chancery alleging, among other things, that following the completion of the pending merger, Sprint will breach the exclusivity covenants contained in its management agreement with AirGate and that Nextel unlawfully interfered with AirGate's exclusive rights under such agreement. The complaint seeks, among other things, an order directing Sprint and its affiliates to specifically perform their contractual obligations under their agreements with AirGate, an injunction preventing Sprint and Nextel from taking any action or entering into any agreement that would violate the exclusivity covenants contained in the agreements, a declaratory judgment declaring the rights, remedies and obligations of the parties under the agreements, and damages. Alamosa Holdings' other operating subsidiaries also may decide to pursue remedies against Sprint and Nextel, including bringing a lawsuit against Sprint and Nextel.

Under the Company's affiliation agreements with Sprint, an event of termination can be declared by the Company after a material breach by Sprint is not cured within the applicable grace period, which, without extension by the Company, could be as much as 180 days. If the Company has the right to terminate its management agreements because of an event of termination caused

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)

(dollars in thousands, except as noted)

by Sprint, generally the Company may (i) require Sprint to purchase all of its operating assets used in connection with its portion of the PCS network of Sprint, (ii) in all areas in the Company's territory where Sprint is the licensee for 20 MHz or more of the spectrum on the date it terminates our management agreements, require Sprint to assign to the Company, subject to governmental approval, up to 10 MHz of licensed spectrum or (iii) choose not to terminate its management agreements and sue Sprint for damages or other relief or submit the matter to arbitration.

Should the breach not be cured by Sprint or a modification, waiver or extension not be granted by the Company, the election by the Company to terminate the affiliation agreements would constitute an event of default under each series of the Company's outstanding senior notes. Upon an event of default, the holders of the senior notes would have the right to demand payment and the Company may not have adequate liquidity to satisfy this obligation. At this point in time, management of the Company does not anticipate that an event of termination of the affiliation agreements will occur.

18.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Set forth below are consolidating financial statements of the Company and guarantor subsidiaries as of June 30, 2005 and December 31, 2004, for the three months ended June 30, 2005 and 2004, for the period from acquisition to June 30, 2005, for the period from January 1, 2005 to February 15, 2005 and for the six months ended June 30, 2004. The guarantor subsidiaries are all 100% owned by the Company and the guarantees are full and unconditional. Separate financial statements of each guarantor subsidiary have not been provided because management has determined that they are not material to investors.

AGW Leasing Company, Inc. ("AGW") is a wholly-owned restricted subsidiary of AirGate. AGW has fully and unconditionally guaranteed the Senior Notes (see Note 10). AGW was formed to hold the real estate interests for the Company's PCS network and retail operations. After the acquisition of Old AirGate by Alamosa Holdings on February 15, 2005, all interests were transferred to the Company.

AirGate Network Services, LLC ("ANS") is a wholly-owned restricted subsidiary of AirGate. ANS has fully and unconditionally guaranteed the Senior Notes (see Note 10). ANS was formed to provide construction management services for the Company's PCS network. All assets and liabilities of ANS were assumed by the Company in connection with the acquisition of Old AirGate by Alamosa Holdings on February 15, 2005.

AirGate Service Company, Inc. ("Service Co") is a wholly-owned restricted subsidiary of AirGate. Service Co has fully and unconditionally guaranteed the Senior Notes (see Note 10). Service Co was formed to provide management services to Old AirGate and iPCS. At the time of the acquisition of Old AirGate by Alamosa Holdings on February 15, 2005, Service Co had no assets or liabilities.

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)

(dollars in thousands, except as noted)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2005

	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$4,366	$—	$—	$4,366
Short term investments	39,549	—	—	39,549
Other current assets	48,733	—	—	48,733
Total current assets	92,648	—	—	92,648

Property and equipment, net	90,644	—	—	90,644
Other noncurrent assets	648,964	—	—	648,964
Total assets	$832,256	$—	$—	$832,256

Current liabilities	$44,140	$—	$—	$44,140
Long-term debt	346,949	—	—	346,949
Other long-term liabilities	28,770	—	—	28,770
Investment in subsidiaries	—	—	—	—
Total liabilities	419,859	—	—	419,859

Stockholders' equity	412,397	—	—	412,397
Total liabilities and stockholders' equity	$832,256	$—	$—	$832,256

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)

(dollars in thousands, except as noted)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2004

	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$15,927	$(10)	$—	$15,917
Short term investments	94,059	—	—	94,059
Other current assets	96,596	529	(61,943)	35,182
Total current assets	206,582	519	(61,943)	145,158

Property and equipment, net	105,522	25,287	—	130,809
Other noncurrent assets	7,266	—	—	7,266
Total assets	$319,370	$25,806	$(61,943)	$283,233

Current liabilities	$62,352	$61,414	$(61,943)	$61,823
Intercompany	(134,537)	134,537	—	—
Long-term debt	312,478	—	—	312,478
Other long-term liabilities	3,363	—	—	3,363
Investment in subsidiaries	170,145	—	(170,145)	—
Total liabilities	413,801	195,951	(232,088)	377,664

Stockholders' deficit	(94,431)	(170,145)	170,145	(94,431)
Total liabilities and stockholders' deficit	$319,370	$25,806	$(61,943)	$283,233

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2005

	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$101,602	$—	$—	$101,602
Cost of revenue	60,777	—	—	60,777
Selling and marketing	12,393	—	—	12,393
General and administrative expenses	5,373	—	—	5,373
Depreciation and amortization	27,798	—	—	27,798
Non-cash compensation	550	—	—	550
Loss from operations	(5,289)	—	—	(5,289)
Equity in loss of subsidiaries	—	—	—	—
Interest and other income	706	—	—	706
Interest expense	(5,729)	—	—	(5,729)
Loss before income tax benefit	(10,312)	—	—	(10,312)
Income tax benefit	3,966	—	—	3,966
Net loss	$(6,346)	$—	$—	$(6,346)

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)

(dollars in thousands, except as noted)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2004

	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$86,038	$—	$—	$86,038
Cost of revenue	45,627	4,321	—	49,948
Selling and marketing	10,377	513	—	10,890
General and administrative expenses	4,846	124	—	4,970
Depreciation and amortization	9,638	2,377	—	12,015
Gain on disposal of property and equipment	(2)	—	—	(2)
Income (loss) from operations	15,552	(7,335)	—	8,217
Equity in loss of subsidiaries	(7,294)	—	7,294	—
Interest and other income	188	—	—	188
Interest expense	(6,271)	41	—	(6,230)
Income (loss) before income taxes	2,175	(7,294)	7,294	2,175
Income taxes	—	—	—	—
Net income (loss)	$2,175	$(7,294)	$7,294	$2,175

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE PERIOD FROM ACQUISITION TO JUNE 30, 2005

	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$146,339	$—	$—	$146,339
Cost of revenue	86,566	—	—	86,566
Selling and marketing	21,150	—	—	21,150
General and administrative expenses	8,272	—	—	8,272
Merger related expenses	—	—	—	—
Depreciation and amortization	42,103	—	—	42,103
Non-cash compensation	550	—	—	550
Loss from operations	(12,302)	—	—	(12,302)
Interest and other income	1,025	—	—	1,025
Interest expense	(8,497)	—	—	(8,497)
Loss before income tax benefit	(19,774)	—	—	(19,774)
Income tax benefit	7,611	—	—	7,611
Net loss	$(12,163)	$—	$—	$(12,163)

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)

(dollars in thousands, except as noted)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JANUARY 1, 2005 TO FEBRUARY 15, 2005

	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$48,863	$—	$—	$48,863
Cost of revenue	27,745	2,342	—	30,087
Selling and marketing	9,100	193	—	9,293
General and administrative expenses	2,848	75	—	2,923
Merger related expenses	23,748	—	—	23,748
Depreciation and amortization	6,709	1,205	—	7,914
Loss on disposal of property and equipment	20	—	—	20
Loss from operations	(21,307)	(3,815)	—	(25,122)
Equity in earnings of subsidiaries	(3,815)	—	3,815	—
Interest and other income	346	—	—	346
Interest expense	(4,111)	—	—	(4,111)
Income before income taxes	(28,887)	(3,815)	3,815	(28,887)
Income taxes	—	—	—	—
Net loss	$(28,887)	$(3,815)	$3,815	$(28,887)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2004

	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$164,074	$—	$—	$164,074
Cost of revenue	88,053	8,519	—	96,572
Selling and marketing	21,724	1,082	—	22,806
General and administrative expenses	11,026	281	—	11,307
Depreciation and amortization	19,146	4,761	—	23,907
Gain on disposal of property and equipment	(5)	—	—	(5)
Income (loss) from operations	24,130	(14,643)	—	9,487
Equity in loss of subsidiaries	(14,561)	—	14,561	—
Interest and other income	353	—	—	353
Interest expense	(17,623)	82	—	(17,541)
Loss before income taxes	(7,701)	(14,561)	14,561	(7,701)
Income taxes	—	—	—	—
Net loss	$(7,701)	$(14,561)	$14,561	$(7,701)

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)

(dollars in thousands, except as noted)

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM ACQUISITION TO JUNE 30, 2005

	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities, net	$(3,960)	$—	$—	$(3,960)
Investing activities, net	23,326	—	—	23,326
Financing activities, net	(15,000)	—	—	(15,000)
Net increase in cash and cash equivalents	4,366	—	—	4,366
Cash and cash equivalents at beginning of period	—	—	—	—
Cash and cash equivalents at end of period	$4,366	$—	$—	$4,366

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 1, 2005 TO FEBRUARY 15, 2005

	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities, net	$(18,630)	$12	$—	$(18,618)
Investing activities, net	40,824	—	—	40,824
Financing activities, net	(1,617)	—	—	(1,617)
Net increase in cash and cash equivalents	20,577	12	—	20,589
Cash and cash equivalents at beginning of period	15,929	(12)	—	15,917
Cash and cash equivalents at end of period	$36,506	$—	$—	$36,506

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004

	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities, net	$33,855	$198	$—	$34,053
Investing activities, net	(9,998)	(206)	—	(10,204)
Financing activities, net	(21,930)	—	—	(21,930)
Net increase in cash and cash equivalents	1,927	(8)	—	1,919
Cash and cash equivalents at beginning of period	60,043	—	—	60,043
Cash and cash equivalents at end of period	$61,970	$(8)	$—	$61,962

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As a PCS Affiliate of Sprint, we have the exclusive right to provide wireless mobility communications services under the Sprint brand name in our licensed territory. We own and are responsible for building, operating and managing the portion of the PCS network of Sprint located in our territory. We offer national plans designed by Sprint as well as local plans tailored to our market demographics. Our portion of the PCS network of Sprint is designed to offer a seamless connection with the 100% digital PCS nationwide wireless network of Sprint. We market Sprint PCS products and services through a number of distribution outlets located in our territory, including our own retail stores, major national distributors and local third party distributors. At June 30, 2005, we had total licensed POPs of over 7.4 million, covered POPs of approximately 6.4 million and total subscribers of approximately 432,000.

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

Accounting for business combinations — The acquisition of Old AirGate by Alamosa Holdings on February 15, 2005 has been accounted for as a business combination in accordance with the provisions of SFAS No. 141, "Business Combinations." Significant assumptions used in connection with allocating the purchase price to identifiable tangible and intangible assets and liabilities as well as unidentifiable goodwill include (i) the value of Alamosa Holdings common stock issued in the transaction, (ii) the value of identifiable intangible assets including value assigned to acquired subscribers and value assigned to the Sprint agreements assumed, (iii) the value of property and equipment acquired, (iv) the value of long term debt assumed and (iv) deferred income tax assets and liabilities attributable to the assets and liabilities acquired. The operations of the acquired company are included in the consolidated results of operations of Alamosa Holdings, from the date of acquisition.

Allowance for doubtful accounts — Estimates are used in determining our allowance for doubtful accounts and are based on our historical collection experience, current trends, credit policy, a percentage of our accounts receivable by aging category and expectations of future bad debts based on current collection activities. In determining the allowance, we consider historical write-offs of our receivables as well as historical changes in our credit policies. We also look at current trends in the credit quality of our customer base.

Revenue recognition — We record equipment revenue for the sale of handsets and accessories to customers in our retail stores and to local resellers in our territories. We do not record equipment revenue on handsets and accessories purchased by our customers from national resellers or directly from Sprint. Our customers pay an activation fee when they initiate service. We allocate amounts charged to customers at the point of sale between the sale of handsets and other equipment and the sale of wireless telecommunications services in those transactions taking place in distribution channels that we directly control. Activation fees charged in transactions outside of our directly controlled distribution channels continue to be deferred and amortized over the average life of the subscriber base.

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

Accounting for goodwill and intangible assets — We have recorded certain intangible assets in connection with the purchase price allocation resulting from the acquisition of Old AirGate by Alamosa Holdings, including both identifiable intangibles and goodwill. Identifiable intangibles consist of the Sprint agreements and the subscriber base in place at the time of acquisition. The intangible assets related to the Sprint agreements are being amortized on a straight line basis over the remaining original term of the underlying Sprint agreements. The subscriber base intangible asset is amortized on a straight line basis over the estimated life of the acquired subscribers. We account for goodwill in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, goodwill is tested annually for impairment.

Long-lived asset recovery — Long-lived assets, consisting primarily of property, equipment and intangibles, comprised approximately 89 percent of our total assets at June 30, 2005. Changes in technology or in our intended use of these assets may cause the estimated period of use or the value of these assets to change. In addition, changes in general industry conditions could cause the value of certain of these assets to change. We monitor the appropriateness of the estimated useful lives of these assets. Whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, we review the respective assets for impairment. In performing this review, assets are grouped according to identifiable cash flow streams and the undiscounted cash flow over the life of the asset group is compared to the carrying value of the asset group. We have determined that we have one asset grouping related to cash flows generated by our subscriber base, which includes all of our assets. The life of this asset group for purposes of these impairment tests is assumed to be ten years. Estimates and assumptions used in both estimating the useful life and evaluating potential impairment issues require a significant amount of judgment.

Operating leases — Operating leases and related leasehold improvement costs are accounted for based on the provisions of SFAS No. 13, "Accounting for Leases." We have a significant number of leases primarily associated with towers and other locations on which we install our network equipment. These leases are considered operating leases and the monthly rentals are expensed as incurred while any capital expenditures associated with preparing the site for our use are capitalized and depreciated. These capital expenditures are depreciated over the shorter of the lease term or the economic life of the respective assets. Additionally, certain of these operating leases contain rent escalation provisions over the term of the respective leases. For those leases with escalation provisions, the periodic rental expense is recorded on a straight line basis over the lease term.

Income taxes — We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, we utilize an asset and liability approach to accounting for income taxes, wherein deferred taxes are provided for book and tax basis differences for assets and liabilities. In the event differences exist between the book and tax basis of our assets and liabilities that result in deferred assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is made. A valuation allowance is provided for the portion of deferred tax assets for which there is sufficient uncertainty regarding our ability to recognize the benefits of those assets in future years.

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

Reliance on the timeliness and accuracy of data received from Sprint - We place significant reliance on Sprint as a service provider in terms of the timeliness and accuracy of financial and statistical data related to customers based in our service territory that we receive on a periodic basis from Sprint. We make significant estimates in terms of revenue, cost of service, selling and marketing costs and the adequacy of our allowance for uncollectible accounts based on this data we receive from Sprint. We obtain assurance as to the accuracy of this data through analytic review and reliance on the service auditor report on Sprint's internal control processes prepared by Sprint's external service auditor. Inaccurate or incomplete data from Sprint could have a material adverse effect on our results of operations and cash flow.

Consolidated Results of Operations (dollars in thousands)

The discussion of the results of operations below is significantly affected by the acquisition of Old AirGate by Alamosa Holdings on February 15, 2005 and the resulting allocation of purchase price to the assets and liabilities of the Company. The results of operations for the three months ended June 30, 2005 are not comparable with the results of operations for the three months ended June 30, 2004 and the results of operations from acquisition through June 30, 2005 are not comparable with the results of operations for the period from January 1, 2005 to February 15, 2005 nor with the results of operations for the six months ended June 30, 2004 as Old AirGate periods are pre-acquisition results and do not include the impact of the purchase price allocation resulting from the acquisition of Old AirGate by Alamosa Holdings.

For the three month period ended June 30, 2005 and the combined period from acquisition through June 30, 2005 and the period from January 1, 2005 to February 15, 2005, compared to the three and six month periods ended June 30, 2004

Subscriber growth and key performance indicators — We had total subscribers of approximately 432,000 at June 30, 2005 compared to approximately 375,000 at June 30, 2004. This growth of approximately 57,000 subscribers represents 15 percent year over year compared to 3 percent growth from June 30, 2003 to June 30, 2004. The increase in growth is primarily attributable to an increase in our distribution channels, primarily in our own Sprint retail stores and branded dealers in our territory as well as overall growth in the wireless telecommunications industry.

Average monthly churn for the quarter ended June 30, 2005 was approximately 2.4 percent compared to approximately 2.6 percent for the quarter ended June 30, 2004. We incur significant up front costs in acquiring customers such that if churn were to increase, it could negatively impact our operations.

Service revenues — Service revenues consist of revenues from our subscribers and roaming and wholesale revenue earned when subscribers from other carriers or resellers of PCS service use our portion of the PCS network of Sprint.

Subscriber revenue consists of payments received from our subscribers for monthly service under their service plans. Subscriber revenue also includes amortization of deferred activation fees and charges for the use of various features including PCS Vision, the wireless web and voice activated dialing. Subscriber revenues were $73,821 for the quarter ended June 30, 2005 compared to $65,037 for the quarter ended June 30, 2004. This increase of 14 percent was primarily due to the increase in our subscriber base discussed above. Subscriber revenues were $108,770 for the period from acquisition to June 30, 2005 and $34,680 for the period from January 1, 2005 to February 15, 2005. This combined subscriber revenue of $143,450 was approximately 13 percent higher than $126,693 for the six months ended June 30, 2004. This increase was primarily due to the increase in our subscriber base discussed above. Base ARPU (which does not include roaming revenue) in the quarter ended June 30, 2005 was $57 compared to $58 in the quarter ended June 30, 2004. Base ARPU for the period from acquisition to June 30, 2005 was $57, which was consistent with base ARPU of $57 in the first six months of 2004.

Roaming and wholesale revenue is comprised of revenue from Sprint and other PCS subscribers based outside of our territory who roam onto our portion of the PCS network of Sprint as well as revenue from resellers of PCS service whose subscribers use our portion of the PCS network of Sprint.

Roaming and wholesale revenue was $24,776 for the quarter ended June 30, 2005, which was 42 percent higher than $17,389 for the quarter ended June 31, 2004. Roaming and wholesale revenue was

$32,916 for the period from acquisition to June 30, 2005 and $10,972 for the period from January 1, 2005 to February 15, 2005. This combined roaming and wholesale revenue of $43,888 was approximately 42 percent higher than $30,887 for the six months ended June 30, 2004. The increase in both the quarter and six months ended June 30, 2005 was due to a combination of an increase in inbound roaming minutes and an increase in our reciprocal rate with Sprint to 5.8 cents per minute in connection with entering into the amendments to the Sprint agreements in August of 2004. The reciprocal rate with Sprint is fixed at 5.8 cents per minute until December 31, 2006. We are currently a net receiver of roaming with Sprint, meaning that the minute volume from other Sprint subscribers roaming onto our network is greater than the minute volume from our subscribers roaming onto other portions of the PCS network of Sprint. We have experienced an increase in the volume of inbound roaming traffic from PCS providers other than Sprint. This traffic is settled at rates separately negotiated by Sprint on our behalf with the other PCS providers and these rates have declined in some cases during 2005 compared to 2004.

Product sales and cost of products sold — We record revenue from the sale of handsets and accessories, net of an allowance for returns, as product sales. Product sales revenue and cost of products sold are recorded for all products that are sold through our retail stores as well as those sold to our local indirect agents. The cost of handsets sold generally exceeds the retail sales price as we subsidize the price of handsets for competitive reasons. Sprint's handset return policy allows customers to return their handsets for a full refund within 14 days of purchase. When handsets are returned to us, we may be able to reissue the handsets to customers at little additional cost to us. However, when handsets are returned to Sprint for refurbishing, we may receive a credit from Sprint, which is less than the amount we originally paid for the handset.

Product sales revenue for the quarter ended June 30, 2005 was $3,005 compared to $3,612 for the quarter ended June 30, 2004. Cost of products sold for the quarter ended June 30, 2005 was $7,698 compared to $6,670 for the quarter ended June 30, 2004. As such, the subsidy on handsets sold through our retail and local indirect channels was $4,693 in the quarter ended June 30, 2005 and $3,058 for the quarter ended June 30, 2004. The increase in subsidies of $1,635 is due to an increase in the number of activations through our retail and local indirect channels. Product sales revenue for the period from acquisition to June 30, 2005 was $4,653 and for the period from January 1, 2005 to February 15, 2005 was $3,211. This combined product sales revenue of $7,864 compares to $6,494 for the six months ended June 30, 2004. Cost of products sold for the period from acquisition to June 30, 2005 was $12,126 and for the period from January 1, 2005 to February 15, 2005 was $6,528. This combined cost of products sold of $18,654 compares to $13,872 for the six months ended June 30, 2004. As such, the subsidy on handsets sold through our retail and local indirect channels on a combined basis was $10,790 for the six months ended June 30, 2005 compared to $7,378 for the six months ended June 30, 2004. The increase in subsidies of $3,412 in the first six months of 2005 is primarily due to an increase in the number of activations through our retail and local indirect channels.

Cost of service and operations — Cost of service and operations includes the costs of operating our portion of the PCS network of Sprint. These costs include items such as tower operating leases and maintenance as well as backhaul costs, which are costs associated with transporting wireless calls across our portion of the PCS network of Sprint to another carrier's network. In addition, cost of service and operations includes outbound roaming costs, long distance charges, the fees we pay to Sprint for our 8 percent affiliation fee, back office services such as billing and customer care, as well as our provision for estimated uncollectible accounts. Expenses were $53,079 in the quarter ended June 30, 2005, which was approximately 23 percent higher than $43,278 in the quarter ended June 30, 2004. Expenses were $74,440 in the period from acquisition to June 30, 2005 and $23,559 from January 1, 2005 to February 15, 2005. This combined cost of service and operations of $97,999 in the six months ended June 30, 2005 was approximately 18 percent higher than the $82,700 incurred in the six months ended June 30, 2004. The increase in expenses in 2005 was due to the increased volume of traffic carried on our network due both to the increase in both our subscribers as well as wholesale and resale customers.

Selling and marketing expenses — Selling and marketing expenses include advertising, promotion, sales commissions and expenses related to our distribution channels, including our retail store expenses. In addition, we reimburse Sprint for the subsidy on handsets sold through national retail stores due to the fact that these retailers purchase their handsets from Sprint. This subsidy is recorded as a selling and marketing expense. Selling and marketing expenses were $12,393 in the quarter ended June 30, 2005 and $10,890 in the quarter ended June 30, 2004. Selling and marketing expenses were $21,150 in the period from acquisition to June 30, 2005 and $9,293 from January 1, 2005 to February 15, 2005. These combined selling and marketing expenses of $30,443 in the six months ended June 30, 2005 were 33 percent higher than the $22,806 incurred in the six months ended June 30, 2004. The increase experienced in 2005 is attributable to an increase in variable costs resulting from increases in gross activations.

General and administrative expenses — General and administrative expenses include corporate costs and expenses such as administration and finance. General and administrative expenses were $5,373 in the quarter ended June 30, 2005 and $4,970 in the quarter ended June 30, 2004. General and administrative expenses were $8,272 in the period from acquisition to June 30, 2005 and $2,923 from January 1, 2005 to February 15, 2005. These combined general and administrative expenses of $11,195 in the six months ended June 30, 2005 were consistent with the $11,307 incurred in the six months ended June 30, 2004.

Merger related expenses — Merger related expense in the period from January 1, 2005 to February 15, 2005 related to the acquisition of Old AirGate by Alamosa Holdings and was $23,748. Approximately $10,693 was related to the payment for cancellation of employee stock options and restricted stock units. Approximately $6,133 related to employee severance costs associated with terminating employees, including those to be terminated after the close of the acquisition. Approximately $4,269 related to investment banking fees. Approximately $1,474 related to future lease payments (net of expected sublease income) for a facility to be closed in May 2005. The remaining $1,179 related to legal and other professional fees incurred in connection with the acquisition.

Depreciation and amortization — Depreciation and amortization includes depreciation of our property and equipment as well as amortization of intangibles. Depreciation is calculated on the straight-line method over the estimated useful lives of the underlying assets and totaled $5,760 for the quarter ended June 30, 2005. Depreciation was $12,015 for the quarter ended June 30, 2004 based on the historical cost of property and equipment. Depreciation was $9,358 in the period from acquisition to June 30, 2005 based on the value allocated to property and equipment in the purchase price allocation. Depreciation was $7,914 from January 1, 2005 to February 15, 2005 and was based on the historical cost of property and equipment. Depreciation was $23,907 for the six months ended June 30, 2004 based on the historical cost of property and equipment.

Amortization expense relates to identifiable intangible assets we have recorded related to value assigned to the agreements with Sprint and the customer base in connection with purchase accounting associated with the acquisition of Old AirGate by Alamosa Holdings. Amortization expense was $22,038 for the quarter ended June 30, 2005 and $32,745 in the period from acquisition to June 30, 2005.

Non-cash compensation — Non-cash compensation expense of $550 in the three months ended June 30, 2005 and the period from acquisition to June 30, 2005 relates to the allocation of consolidated Alamosa Holdings non-cash compensation expense associated with vesting of restricted stock awarded to officers.

Income (loss) from operations — Our operating loss for the quarter ended June 30, 2005 was $5,289 compared to operating income of $8,217 for the quarter ended June 30, 2004. The decrease in operating income of $13,506 in the three months ended June 30, 2005 is primarily due to $22,038 in amortization of intangibles. Our operating loss in the period from acquisition to June 30, 2005 was $12,302 and for the period from January 1, 2005 to February 15, 2005 was $25,122. This combined operating loss of $37,424 for the six months ended June 30, 2005 was significantly higher than operating income for the six months ended June 30, 2004 of $9,487. The increase in operating loss of

$46,911 in the six months ended June 30, 2005 is primarily due to $23,748 in merger related expenses plus $32,745 in amortization of intangibles.

Interest and other income — Interest and other income represents amounts earned on the investment of excess cash. Income was $706 in the quarter ended June 30, 2005 and $188 in the quarter ended June 30, 2004. Income was $1,025 in the period from acquisition to June 30, 2005 and $346 in the period from January 1, 2005 to February 15, 2005. This combined interest income of $1,371 in the six months ended June 30, 2005 was significantly higher than the $353 earned in the six months ended June 30, 2004. The increase in interest and other income is primarily due to the fact that in October 2004, the Company completed an offering of Floating Rate Notes in the amount of $175,000 and used the proceeds to pay off existing debt of approximately $131,200 resulting in a net increase in cash to the Company of approximately $43,800. Earnings on this excess cash during the three and six months ended June 30, 2005 account for the respective increases in interest income.

Interest expense — Interest expense was $5,729 in the quarter ended June 30, 2005 and $6,230 in the quarter ended June 30, 2004. Interest expense for the period from acquisition to June 30, 2005 was $8,497 and for the period from January 1, 2005 to February 15, 2005 was $4,111. This combined interest expense of $12,608 in the six months ended June 30, 2005 was 28% lower than interest expense of $17,541 in the six months ended June 30, 2004. The decrease in interest expense was due to the debt restructuring completed in February 2004 resulting in a lower amount of borrowings as well as a lower effective interest rate on borrowings.

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

Cash Flows

Operating activities — Operating cash flows were negative $3,960 in the period from acquisition to June 30, 2005 and negative $18,618 from January 1, 2005 to February 15, 2005. The combined negative cash flows from operations of $22,578 for the six months ended June 30, 2005 compares to positive cash flow of $34,053 for the six months ended June 30, 2004. The decrease of $56,631 was primarily attributable to working capital changes of negative $34,968 due to reductions of payables and accrued expenses as well as an increase in net loss driven by approximately $23,748 in merger related expenses during the first six months of 2005.

Investing activities — Our investing cash flows were $23,326 in the period from acquisition to June 30, 2005 including $36,314 net cash recorded in the purchase price allocation. Excluding the purchase accounting adjustment, the investing cash flows were negative $12,988 primarily associated with purchases of property and equipment. Investing cash flows for the period from January 1, 2005 to February 15, 2005 were positive $40,824 including a decrease in short term investments of $49,435 reduced by purchases of property and equipment of $8,611. Investing cash flows in the six months ended June 30, 2004 were negative $10,204 due to purchases of property and equipment.

Financing activities — Our financing cash flows in the period from acquisition to June 30, 2005 were negative $15,000 representing distributions paid to Alamosa Holdings. Financing cash flows in the period from January 1, 2005 to February 15, 2005 were negative $1,617 due to $1,629 in debt issuance costs. Financing activities in the six months ended June 30, 2004 were negative $21,930 including repayments of borrowings of $16,513 and equity issuance costs of $4,759.

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

As of June 30, 2005, we had $4 million in cash and cash equivalents as well as $40 million in short-term investments which we believe will be sufficient to fund expected capital expenditures and to cover our working capital and debt service requirements for at least the next 12 months.

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

Future Trends That May Affect Operating Results, Liquidity and Capital Resources

On December 15, 2004, Sprint Corporation ("Sprint") and Nextel Communications, Inc. ("Nextel") announced a proposed merger of their two companies. Nextel currently operates a wireless mobility communications network in certain territories in which we also provide digital wireless mobility communications network services under the Sprint or affiliated brands. Sprint and Nextel have announced that they intend to close the merger on August 12, 2005.

Based upon the terms of the exclusivity covenants contained in the management agreement between Sprint and AirGate PCS, Inc., we believe that Nextel's operation of a wireless mobility communications network in territories in which AirGate operates from and after the closing of the Sprint-Nextel merger will constitute a breach of the exclusivity covenants in the AirGate management agreement with Sprint. Moreover, based upon public statements and disclosures made by Sprint and Nextel following the announcement of their pending merger, Alamosa Holdings believes that actions that Sprint and Nextel intend to take in connection with the integration of their operations following completion of the merger may constitute a breach of the exclusivity and certain other provisions of the management agreements between Sprint and Alamosa Holdings' other operating subsidiaries.

As previously disclosed, Alamosa Holdings had been engaged in discussions with Sprint in an attempt to reach a mutually acceptable resolution of the issues related to the Sprint-Nextel merger and its effect on the existing management agreements between Sprint and Alamosa Holdings' subsidiaries. However, Alamosa Holdings concluded that it was unlikely that it would be able to reach a mutually acceptable resolution with Sprint prior to the closing of the Sprint-Nextel merger, and, on August 8, 2005, AirGate filed a lawsuit against Sprint, certain of its affiliates and Nextel in the Delaware Court of Chancery alleging, among other things, that following the completion of the pending merger, Sprint will breach the exclusivity covenants contained in its management agreement with AirGate and that Nextel unlawfully interfered with AirGate's exclusive rights under such agreement. The complaint seeks, among other things, an order directing Sprint and its affiliates to specifically perform their contractual obligations under their agreements with AirGate, an injunction preventing Sprint and Nextel from taking any action or entering into any agreement that would violate the exclusivity covenants contained in the agreements, a declaratory judgment declaring the rights, remedies and obligations of the parties under the agreements, and damages. Alamosa Holdings' other operating subsidiaries also may decide to pursue remedies against Sprint and Nextel, including bringing a lawsuit against Sprint and Nextel.

Under our affiliation agreements with Sprint, an event of termination can be declared by us after a material breach by Sprint is not cured within the applicable grace period, which, without extension by us, could be as much as 180 days. If we have the right to terminate our management agreements because of an event of termination caused by Sprint, generally we may (i) require Sprint to purchase all of our operating assets used in connection with our portion of the PCS network of Sprint, (ii) in all areas in our territory where Sprint is the licensee for 20 MHz or more of the spectrum on the date it terminates our management agreements, require Sprint to assign to us, subject to governmental approval, up to 10 MHz of licensed spectrum or (iii) choose not to terminate our management agreements and sue Sprint for damages or other relief or submit the matter to arbitration.

Should the breach not be cured by Sprint or a modification, waiver or extension not be granted by us, the election by us to terminate the affiliation agreements would constitute an event of default under each series of our outstanding senior notes. Upon an event of default, the holders of the senior notes would have the right to demand payment and we may not have adequate liquidity to satisfy this obligation. At this point in time, we do not anticipate that an event of termination of the affiliation agreements will occur.

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

We may experience a higher average monthly churn rate than we are currently anticipating. Our average monthly churn for the quarter ended June 30, 2005 was 2.4 percent compared to 2.6 percent for the quarter ended June 30, 2004. If average monthly churn increases over the long-term, we would lose the cash flows attributable to those customers and have greater than projected losses.

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

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3." This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to voluntary changes as well as those changes required by an accounting pronouncement if that pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle as opposed to being shown as a cumulative adjustment in the period of change. The Statement is effective for all changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to materially impact the Company

On March 31, 2005, the FASB issued Interpretation No. ("FIN") 47, "Accounting for Conditional Asset Retirement Obligations" which is an interpretation of SFAS No. 143, "Accounting for Asset Retirement Obligations." FIN 47 clarifies that the recognition and measurement provisions of SFAS No. 143 apply to asset retirement obligations in which the timing and/or method of settlement may be conditional on a future event, including obligations to remediate asbestos at the end of a building's useful life and obligations to dispose of chemically-treated telephone poles at the end of their useful lives. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently assessing the impact of adopting FIN 47 to its consolidated results of operations.

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

PART II — OTHER INFORMATION

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