Form 10-Q
period 2005-09-30
AirGate PCS, Inc. /Merger/
filed 2005-11-09
CIK 1317606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2005

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

YES       NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES       NO

There is currently no public market for the registrant's common stock.

As of November 7, 2005, 1,000 shares of common stock, $0.01 par value per share, were issued and outstanding.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

AIRGATE PCS, INC.

TABLE OF CONTENTS

		PAGE
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets at September 30, 2005 and December 31, 2004 (unaudited)	3
	Consolidated Statements of Operations for the three months ended September 30, 2005 and 2004,for the period from acquisition to September 30, 2005, for the period from January 1, 2005 toFebruary 15, 2005 and for the nine months ended September 30, 2004 (unaudited)	4
	Consolidated Statements of Cash Flows for the period from acquisition to September 30, 2005, for the period from January 1, 2005 to February 15, 2005 and for the nine months endedSeptember 30, 2004 (unaudited)	5
	Notes to the Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Submission of Matters to a Vote of Security Holders	37
Item 5.	Other Information	37
Item 6.	Exhibits	37
SIGNATURES		38

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

AIRGATE PCS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(dollars in thousands, except share information)

	Company	Old AirGate
	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$17,372	$15,917
Short term investments	35,520	94,059
Customer accounts receivable, net	21,994	20,848
Receivable from Sprint	5,066	5,671
Inventory	3,183	4,672
Prepaid expenses and other assets	7,366	3,991
Deferred customer acquisition costs	417	—
Deferred tax asset	11,711	—
Total current assets	102,629	145,158
Property and equipment, net	101,426	130,809
Debt issuance costs, net	—	4,621
Goodwill	255,628	—
Intangible assets, net	370,426	—
Other noncurrent assets	1,628	2,645
Total assets	$831,737	$283,233
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,506	$1,275
Accrued expenses	15,331	17,245
Payable to Sprint	13,610	24,348
Payable to Parent	2,984	—
Interest payable	6,407	9,388
Deferred revenue	8,552	9,567
Total current liabilities	50,390	61,823
Long term liabilities:
Other noncurrent liabilities	1,358	3,363
Deferred tax liability	27,700	—
Senior notes	346,352	312,478
Total long term liabilities	375,410	315,841
Total liabilities	425,800	377,664
Commitments and contingencies (see Note 14)	—	—
Stockholders' equity (deficit):
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 1,000 and 30,000,000 shares authorized, respectively; 1,000 and 11,827,483 shares issued and outstanding, respectively	—	118
Additional paid-in capital	424,560	1,047,676
Accumulated deficit	(18,623)	(1,142,225)
Total stockholders' equity (deficit)	405,937	(94,431)
Total liabilities and stockholders' equity (deficit)	$831,737	$283,233

The accompanying notes are an integral part of the consolidated financial statements.

AIRGATE PCS, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(dollars in thousands, except per share amounts)

	Company	Old AirGate	Company	Old AirGate
	For the three months ended September 30, 2005	For the three months ended September 30, 2004	For the period from acquisition (see Note 4) to September 30, 2005	For the period from January 1, 2005 to February 15, 2005	For the nine months ended September 30, 2004
Revenues:
Subscriber revenues	$72,624	$65,622	$181,394	$34,680	$192,315
Roaming and wholesale revenues	27,729	22,338	60,645	10,972	53,225
Service revenues	100,353	87,960	242,039	45,652	245,540
Product sales	3,338	3,571	7,991	3,191	10,065
Total revenue	103,691	91,531	250,030	48,843	255,605
Costs and expenses:
Cost of service and operations (excluding depreciation shown separately below of $4,607 and $11,440 for the three months ended September 30, 2005 and 2004, respectively, and $13,739 $7,594 and $33,824 for the period from acquisition to September 30, 2005, for the period from January 1, 2005 to February 15, 2005 and for the nine months ended September 30, 2004, respectively)	55,565	36,251	130,005	23,782	118,965
Cost of products sold	8,073	8,651	20,199	6,528	22,523
Selling and marketing	13,737	13,928	34,887	9,261	36,734
General and administrative expenses	4,566	4,624	13,388	2,885	15,917
Merger related expenses	—	—	—	23,803	—
Depreciation and amortization	26,608	12,155	68,711	7,914	36,062
Loss on disposal of property and equipment	120	55	120	20	50
Total costs and expenses	108,669	75,664	267,310	74,193	230,251
Income (loss) from operations	(4,978)	15,867	(17,280)	(25,350)	25,354
Interest and other income	694	237	1,719	346	590
Interest expense	(6,275)	(7,428)	(14,772)	(4,111)	(24,969)

Income (loss) before income tax benefit	(10,559)	8,676	(30,333)	(29,115)	975
Income tax benefit	4,099	—	11,710	—	—
Net income (loss)	$(6,460)	$8,676	$(18,623)	$(29,115)	$975
Net income (loss) per common share:
Basic		$0.74		$(2.46)	$0.09
Diluted		$0.73		$(2.46)	$0.09
Weighted average common shares outstanding:
Basic		11,771,036		11,831,973	10,568,083
Diluted		11,837,163		11,831,973	10,628,056

The accompanying notes are an integral part of the consolidated financial statements.

AIRGATE PCS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(dollars in thousands)

	Company	Old AirGate
	For the period from acquisition (see Note 4) to September 30, 2005	For the period from January 1, 2005 to February 15, 2005	For the nine months ended September 30, 2004
Cash flows from operating activities:
Net loss	$(18,623)	$(29,115)	$975
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash compensation expense (benefit)	—	(823)	560
Non-cash accretion of asset retirement obligations	44	56	—
Provision for bad debts	3,250	(955)	(224)
Depreciation and amortization of property and equipment	14,136	7,914	36,062
Amortization of intangible assets	54,574	—	—
Amortization of financing costs included in interest expense	—	457	690
Amortization of debt premium	(2,039)	—	—
Deferred income taxes	(11,710)	—	—
Interest accreted on discount notes	—	—	6,976
Loss on disposal of property and equipment	120	20	50
(Increase) decrease in:
Receivable from/payable to Parent	2,986	—	—
Receivables	10,469	(2,892)	(6,981)
Inventory	1,148	341	(446)
Prepaid expenses and other assets	(3,690)	(2,329)	6,374
Increase (decrease) in:
Accounts payable and accrued expenses	(27,483)	8,708	2,298
Net cash provided by (used in) operating activities	23,182	(18,618)	46,334
Cash flows from investing activities:
Purchases of property and equipment	(36,134)	(8,611)	(12,484)
Acquisition of business, net of cash paid	36,220	—	—
Change in short term investments	9,104	49,435	(55,000)
Net cash provided by (used in) investing activities	9,190	40,824	(67,484)
Cash flows from financing activities:
Repayments of borrowings under senior secured debt	—	—	(19,769)
Debt issuance costs	—	(1,629)	(947)
Capital distribution to Parent	(15,000)	—	—
Stock options exercised	—	12	30
Equity issuance costs	—	—	(4,754)
Net cash used in financing activities	(15,000)	(1,617)	(25,440)
Net increase (decrease) in cash and cash equivalents	17,372	20,589	(46,590)
Cash and cash equivalents at beginning of period	—	15,917	60,043
Cash and cash equivalents at end of period	$17,372	$36,506	$13,453
Supplemental disclosure of non-cash financing and investing activities:
Capital infusion in business combination	$333,416	$—	$—
Fair value of assets recorded in business combination	879,074	—	—
Fair value of liabilities recorded in business combination	(449,829)	—	—
Asset retirement obligations capitalized	60	—	—
Change in accounts payable for purchases of property and equipment	2,403	—	—
Capitalized interest	—	—	45
Net carrying value of notes exchanged	—	—	(264,888)
Unamortized financing costs of old notes exchanged	—	—	3,755
Issuance of new notes	—	—	159,035
Carrying value difference on new notes	—	—	(24,686)
Common stock issued in exchange of old notes	—	—	126,784

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

The unaudited consolidated balance sheets at September 30, 2005 and December 31, 2004, the unaudited consolidated statements of operations for the three months ended September 30, 2005 and 2004, for the period from acquisition to September 30, 2005, for the period from January 1, 2005 to February 15, 2005 and for the nine months ended September 30, 2004, the unaudited consolidated statements of cash flows for the period from acquisition to September 30, 2005, for the period from January 1, 2005 to February 15, 2005 and for the nine months ended September 30, 2004 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required annually by accounting principles generally accepted in the United States of America. In the opinion of management, the interim data includes all adjustments (consisting of only normally recurring adjustments) necessary for a fair statement of the results for the interim periods. Operating results for the period ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005.

Old AirGate basic and diluted net loss per share of common stock for the period from January 1, 2005 to February 15, 2005 is computed by dividing net loss attributable to common stockholders by the weighted-average outstanding number of common shares. No conversion of common stock equivalents has been assumed in the calculations for this period since the effect would be antidilutive. As a result, the number of weighted-average outstanding common shares as well as the amount of net loss per share are the same for basic and diluted net loss per share calculations. For the three and nine months ended September 30, 2004, the diluted weighted average number of common shares outstanding include 66,127 and 59,973 shares, respectively, related to stock options and warrants with exercise prices below the weighted average fair value of Old AirGate stock during the period using the treasury stock method. All outstanding options were terminated on February 15, 2005.

Company basic and diluted net loss per share for the period from acquisition to September 30, 2005 is not presented as the Company is now a wholly-owned subsidiary of Alamosa Holdings.

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

As of September 30, 2005, the Company had $17 million in cash and cash equivalents as well as $36 million in short-term investments, which the Company believes will be sufficient to fund expected capital expenditures and to cover its working capital and debt service requirements for at least the next 12 months.

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

The merger consideration consisted of 26.1 million shares of Alamosa Holdings common stock valued at $12.66 per share, representing the average closing price of Alamosa Holdings common stock from February 10, 2005 to February 15, 2005, and approximately $100.0 million in cash plus direct transaction costs of approximately $6.4 million. Alamosa Holdings also assumed the debt of Old AirGate in the transaction, which had a fair value of approximately $348.4 million as of February 15, 2005.

The Company obtained an independent valuation of certain assets to facilitate the allocation of the purchase price. The preliminary result of the allocation is as follows:

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)

(dollars in thousands, except as noted)

Consideration:
Alamosa Holdings common stock issued	$330,848
Common stock warrants assumed by Alamosa Holdings	2,568
Cash consideration	100,001
Total consideration	433,417

Direct transaction costs	6,429
Long-term debt assumed (at fair value)	348,391
Other liabilities assumed (including deferred taxes)	101,438
Total purchase price	889,675

Allocated to:
Current assets	130,996
Property and equipment	77,085
Other tangible non-current assets	966
Intangible assets (other than goodwill)	425,000
Goodwill	$255,628

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

	Company		Old AirGate
	For the three months ended September 30, 2005	For the period from acquisition to September 30, 2005	For the period from January 1, 2005 to February 15, 2005
Severance and related costs:

Balance at beginning of period	$8	$2,184	$—
Net charges (benefit)	—	—	16,778
Payments	(5)	(2,181)	(14,594)
Balance at end of period	$3	$3	$2,184

Future lease payments, net:
Balance at beginning of period	$1,390	$1,474	$—
Net charges (benefit)	—	—	1,474
Payments	(126)	(210)	—
Balance at end of period	$1,264	$1,264	$1,474

5.	STOCK-BASED COMPENSATION

The Company and Old AirGate have elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. The non-cash compensation benefit

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)

(dollars in thousands, except as noted)

included in Old AirGate's consolidated statements of operations for the period from January 1, 2005 to February 15, 2005 of $823 represents the reversal of previously recorded variable non-cash compensation expense associated with restricted stock unit awards that were cancelled and settled in cash on February 15, 2005 by Old AirGate immediately prior to the merger with Alamosa Holdings. Non-cash compensation expense in the three month and nine month periods ended September 30, 2004 is related to the vesting of employee stock options that had been issued with an exercise price less than the market price on the date of grant. No stock-based compensation expense was recorded in the period from acquisition to September 30, 2005. The following table illustrates the effect on Old AirGate net loss and Old AirGate net loss per share if Old AirGate had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

	Old AirGate
	For the period from January 1, 2005 to February 15, 2005	For the three months ended September 30, 2004	For the nine months ended September 30, 2004

Net income (loss) – as reported	$(29,115)	$8,676	$975
Add: stock-based employee compensation included in reported net loss, net of related tax	9,870	181	560
Deduct: stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(9,870)	3,123	75
Net income (loss) – pro forma	$(29,115)	$11,980	$1,610
Net income (loss) per share – as reported Basic	$(2.46)	$0.74	$0.09
Diluted	$(2.46)	$0.73	$0.09
Net income (loss) per share – pro forma Basic	$(2.46)	$1.02	$0.15
Diluted	$(2.46)	$1.01	$0.15

All outstanding Old AirGate stock options were terminated prior to closing the acquisition on February 15, 2005. Options that had exercise prices below the market price of Old AirGate common stock at that date were settled in cash. The compensation expense associated with this payout of approximately $6.7 million is included in merger related expenses in the period from January 1, 2005 to February 15, 2005. Additionally, all outstanding Old AirGate restricted stock units were cancelled on February 15, 2005 and the fair market value of such units was settled in cash at that point. The compensation expense associated with this payout of approximately $3.8 million is included in merger related expenses in the period from January 1, 2005 to February 15, 2005. The restricted stock units had been accounted for as variable awards under SFAS No. 123 and compensation expense had been recorded as an adjustment to equity. As the units were terminated without shares being issued, the cumulative compensation recorded up to the settlement date as an adjustment to equity was reversed and a non-cash compensation benefit of

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)

(dollars in thousands, except as noted)

$823 was recorded in the period from January 1, 2005 to February 15, 2005. As a result of the above cancellations, the Company has no outstanding stock-based compensation awards as of September 30, 2005.

6.	ACCOUNTS RECEIVABLE

Customer accounts receivable — Customer accounts receivable represent amounts owed to the Company by subscribers for PCS service. Customer accounts receivable do not bear interest.

The amounts presented in the consolidated balance sheets are net of an allowance for uncollectible accounts of $3,176 and $6,220 at September 30, 2005 and December 31, 2004, respectively. Estimates are used in determining the allowance for uncollectible accounts and are based on historical collection experience, current trends, credit policy, a percentage of accounts receivable by aging category and expectations of future bad debts based on current collection activities. In determining the allowance, the Company considers historical write-offs of its receivables as well as historical changes in its credit policies. The Company also takes into consideration current trends in the credit quality of its customer base.

Receivable from Sprint — Receivable from Sprint in the accompanying consolidated balance sheets consists of the following:

	Company	Old AirGate
	September 30, 2005	December 31, 2004
Net roaming receivable	$2,261	$2,818
Accrued service revenue	2,483	2,038
Other amounts due from Sprint	322	815
	$5,066	$5,671

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

Other amounts due from Sprint at September 30, 2005 and December 31, 2004 primarily consist of universal service fund recoveries and interconnect revenue receivable.

7.	PROPERTY AND EQUIPMENT

Property and equipment are stated net of accumulated depreciation and amortization of $14.2 million and $192.8 million at September 30, 2005 and December 31, 2004, respectively. In connection with the purchase price allocation on February 15, 2005, as discussed in Note 4, property and equipment acquired was allocated approximately $77.1 million in fair value based on an independent appraisal of the assets.

8.	ASSET RETIREMENT OBLIGATIONS

For the Company's leased telecommunications facilities, primarily consisting of cell sites and switch site operating leases and operating leases for retail and office space, the Company has

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)

(dollars in thousands, except as noted)

adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." The obligations associated with the Company's operating leases primarily relate to the restoration of the leased sites to specified conditions described in the respective lease agreements. For purposes of determining the amounts recorded as asset retirement obligations associated with the respective leases, the Company has estimated the costs by type of lease to be incurred upon the termination of the lease for restoration costs, as adjusted for expected inflation. These costs have been discounted back to the origination of the lease using an appropriate discount rate to determine the amount of obligation to be recorded upon the inception of the lease. The liability is accreted up to the expected settlement amount over the life of the lease using the effective interest rate method. A corresponding asset is recorded at the inception of the lease in the same amount as the asset retirement obligation. This asset is depreciated using the same method and life of similar network assets or leasehold improvements.

The following table illustrates the activity with respect to asset retirement obligations for the three months ended September 30, 2005 and 2004, for the period from acquisition to September 30, 2005, for the period from January 1, 2005 to February 15, 2005 and for the nine months ended September 30, 2004:

	Company	Old AirGate	Company	Old AirGate
	For the three months ended September 30, 2005	For the three months ended September 30, 2004	For the period from acquisition (see Note 4) to September 30, 2005	For the period from January 1, 2005 to February 15, 2005	For the nine months ended September 30, 2004

Balance at beginning of period	$633	$468	$575	$519	$416
Initial obligation recorded during the period	32	—	60	—	—
Obligations settled during the period	—	—	—	—	—
Accretion of obligation during the period	15	26	45	13	78
Impact of revision in estimates	—	—	—	43	—
Balance at end of period	$680	$494	$680	$575	$494

9.	GOODWILL AND INTANGIBLE ASSETS

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

Goodwill and intangible assets consist of:

Company September 30, 2005
Goodwill	$255,628
Intangible assets:
Sprint affiliation and other agreements	$210,000
Accumulated amortization	(9,782)
Subtotal	200,218
Subscriber base acquired	215,000
Accumulated amortization	(44,792)
Subtotal	170,208
Intangible assets, net	$370,426

Amortization expense related to intangible assets was $21,829 for the three months ended September 30, 2005 and $54,574 for the period from acquisition to September 30, 2005.

Aggregate amortization expense relative to intangible assets for the periods shown is estimated to be as follows:

Years ended December 31,
2005	$76,404
2006	87,319
2007	87,319
2008	24,611
2009	15,652
Thereafter	133,695
$425,000

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)

(dollars in thousands, except as noted)

10.	LONG-TERM DEBT

Long-term debt consists of the following:

	Company	Old AirGate
	September 30, 2005	December 31, 2004

9 3/8% Senior Notes	$167,062	$137,478
Floating Rate Notes	179,290	175,000
Total Debt	346,352	312,478
Less current maturities	—	—
Long term debt, excluding current maturities	$346,352	$312,478

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

As discussed in Note 4, the acquisition of Old AirGate by Alamosa Holdings was completed on February 15, 2005. Stockholders of Old AirGate received approximately 26.1 million shares of Alamosa Holdings common stock and approximately $100 million in cash consideration. As a result, Old AirGate stockholders' deficit of $124,358 was eliminated on February 15, 2005. In connection with the purchase price allocation discussed in Note 4, the Company recorded contributed capital consisting of $330,848 in value of Alamosa Holdings common stock issued, $100,001 cash consideration plus $6,143 in direct transaction costs incurred by Alamosa Holdings and $2,568 in value of common stock purchase warrants assumed by Alamosa Holdings. The total contributed capital of $439,846 was reduced by $15,000 in cash distributions from the Company to Alamosa Holdings.

Old AirGate had three sets of common stock purchase warrants outstanding prior to the acquisition by Alamosa Holdings. All of these warrants were assumed by Alamosa Holdings in the acquisition.

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)

(dollars in thousands, except as noted)

AirGate Warrants — The AirGate Warrants were originally issued by Old AirGate in connection with an offering of Old AirGate notes in 1999. As of September 30, 2005, 8,620 AirGate Warrants were outstanding. Each warrant entitles the holder to receive 0.9482 shares of Alamosa Holdings common stock and $3.64 in cash at an exercise price of $0.02 per share and expires on October 1, 2009. Due to the fact that these warrants require settlement with registered shares of Alamosa Holdings common stock, these warrants are reflected as a liability in the consolidated balance sheet of Alamosa Holdings at fair market value. Changes in fair market value are reflected in earnings of Alamosa Holdings for the period. The fair value of the AirGate Warrants at September 30, 2005 is approximately $171.

iPCS Note Warrants — The iPCS Note Warrants were originally issued by iPCS, Inc. ("iPCS") in 2000 and assumed by Old AirGate upon its acquisition of iPCS in 2001. As of September 30, 2005, 300,000 iPCS Note Warrants were outstanding. Each warrant entitles the holder to receive 0.6996 shares of Alamosa Holdings common stock at an exercise price of $74.34 per share and expires on July 15, 2010. Due to the fact that these warrants require settlement with registered shares of Alamosa Holdings common stock, these warrants are reflected as a liability in the consolidated balance sheet of Alamosa Holdings at fair market value. Changes in fair market value are reflected in earnings of Alamosa Holdings for the period. The fair value of the iPCS Note Warrants at September 30, 2005 is approximately $1,583.

iPCS Sprint Warrant — The iPCS Sprint Warrant was originally issued by iPCS in 2000 and assumed by Old AirGate upon its acquisition of iPCS in 2001. As of September 30, 2005, the iPCS Sprint Warrant to purchase 81,050 shares of Alamosa Holdings common stock at an exercise price of $66.52 per share was outstanding. This warrant expires on July 15, 2007 and is not reflected as a liability in the consolidated balance sheet of Alamosa Holdings as it was included in the fair value of equity issued in the transaction.

12.	INCOME TAXES

The Company's effective income tax rate is based on statutory tax rates, tax planning opportunities, expected future taxable income and expected reversals of taxable temporary differences. The forecasted annual rate is then applied to the Company's quarterly operating results. The Company establishes a valuation allowance for deferred tax assets when it is more likely than not that the deferred tax assets will not be realized. Due to a limited operating history and lack of positive taxable earnings, a valuation allowance was established by Old AirGate as deferred tax assets were expected to exceed deferred tax liabilities. The establishment of this valuation allowance resulted in an effective tax rate of zero for the period from January 1, 2005 to February 15, 2005 and for the nine months ended September 30, 2004. Due to the difference in basis for book and tax purposes after the purchase price allocation as discussed in Note 4, the Company established a net deferred tax liability of $27,700 in connection with the merger. The reversal of the timing differences which give rise to this deferred tax liability will allow the Company to realize the benefit of certain deferred tax assets such that the valuation allowance was reduced. The effective tax rate for the period from acquisition to September 30, 2005 is 38.6 percent. The difference between the statutory rate of 35 percent and the projected rate is primarily due to state income taxes.

The company is included in the consolidated federal income tax return filed by Alamosa Holdings, Inc. As a result, income tax expense and related income tax balances included in the accompanying consolidated financial statements have been calculated as if the Company had operated as a separate entity.

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

Expenses reflected in the consolidated statements of operations related to the Sprint affiliation agreements are:

	Company	Old AirGate	Company	Old AirGate
	For the three months ended September 30, 2005	For the three months ended September 30, 2004	For the period from acquisition (see Note 4) to September 30, 2005	For the period from January 1, 2005 to February 15, 2005	For the nine months ended September 30, 2004

Cost of service and operations	$41,779	$26,062	$97,370	$17,122	$82,474
Cost of products sold	8,073	8,651	20,199	6,528	22,523
Selling and marketing	5,813	3,265	13,366	3,269	8,644
Total	$55,665	$37,978	$130,935	$26,919	$113,641

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

On December 15, 2004, Sprint Corporation ("Sprint") and Nextel Communications, Inc. ("Nextel") announced a proposed merger of their two companies. Nextel operated a wireless mobility communications network in certain territories in which the Company also provides digital wireless mobility communications network services under the Sprint or affiliated brands. Sprint and Nextel closed the merger on August 12, 2005.

Based upon the terms of the exclusivity covenants contained in the management agreement between Sprint and AirGate PCS, Inc., the Company believes that Nextel's operation of a wireless mobility communications network in territories in which AirGate operates from and after the closing of the Sprint-Nextel merger constitutes a breach of the exclusivity covenants in the AirGate management agreement with Sprint. Moreover, based upon public statements and disclosures made by Sprint and Nextel, Alamosa Holdings believes that actions that Sprint and Nextel may take in connection with the integration of their operations following completion of the merger may constitute a breach of the exclusivity and certain other provisions of the management agreements between Sprint and Alamosa Holdings' other operating subsidiaries.

As previously disclosed, Alamosa Holdings has been engaged in discussions with Sprint in an attempt to reach a mutually acceptable resolution of the issues related to the Sprint-Nextel merger and its effect on the existing management agreements between Sprint and Alamosa Holdings' subsidiaries. On August 8, 2005, AirGate filed a lawsuit against Sprint, certain of its affiliates and Nextel in the Delaware Court of Chancery alleging, among other things, that following the completion of the merger, Sprint would be in breach of the exclusivity covenants contained in its management agreement with AirGate and that Nextel unlawfully interfered with AirGate's exclusive rights under such agreement. The complaint seeks, among other things, an order directing Sprint and its affiliates to specifically perform their contractual obligations under their agreements with AirGate, an injunction preventing Sprint and Nextel from taking any action or entering into any agreement that would violate the exclusivity covenants contained in the agreements, a declaratory judgment declaring the rights, remedies and obligations of the parties under the agreements, and damages. Alamosa Holdings' other operating subsidiaries also may decide to pursue remedies against Sprint and Nextel, including bringing a lawsuit against Sprint and Nextel.

Under the Company's affiliation agreements with Sprint, an event of termination can be declared by the Company after a material breach by Sprint is not cured within the applicable grace period, which, without extension by the Company, could be as much as 180 days. If the Company has the right to terminate its management agreements because of an event of termination caused by Sprint, generally the Company may (i) require Sprint to purchase all of its operating assets used in connection with its portion of the PCS network of Sprint, (ii) in all areas in the Company's territory where Sprint is the licensee for 20 MHz or more of the spectrum on the date it terminates our management agreements, require Sprint to assign to the Company, subject to governmental approval, up to 10 MHz of licensed spectrum or (iii) choose not to terminate its management agreements and sue Sprint for damages or other relief or submit the matter to arbitration.

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

Litigation — In May 2002, putative class action complaints were filed in the United States District Court for the Northern District of Georgia against (a) AirGate PCS, Inc., Thomas M. Dougherty, Barbara L. Blackford, and Alan B. Catherall (the "AirGate Defendants"), and (b) Credit Suisse First Boston, Lehman Brothers, UBS Warburg LLC, William Blair & Company, Thomas Wiesel Partners LLC and TD Securities (the "Underwriter Defendants"). The complaints alleged that the prospectus used in connection with the secondary offering of AirGate stock by certain former stockholders of iPCS, a former subsidiary of AirGate, on December 18, 2001 contained materially false and misleading statements and omitted material information necessary to make the statements in the prospectus not false and misleading. After initially denying motions for appointment of lead plaintiffs and lead plaintiffs' counsel, the Court granted a modified renewed motion for appointment of lead plaintiffs and lead plaintiffs' counsel on August 17, 2004. Pursuant to a consent scheduling order, lead plaintiffs filed a consolidated amended class action complaint on October 15, 2004, naming the same defendants (the "Consolidated Complaint").

The Consolidated Complaint asserted claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 based on a number of purported false or misleading statements in the prospectus. Plaintiffs' claims are premised on allegations, among others, that (i) AirGate's business plan was not "fully funded," contrary to what was asserted in the prospectus; (ii) disclosures in the prospectus regarding the churn rate experienced by AirGate were untrue and/or misleading; (iii) AirGate did not have strong future revenue and profit growth prospects based on its rapid customer growth, contrary to what was allegedly asserted in the prospectus; (iv) AirGate's allowance for doubtful accounts was understated in its fiscal 2001 financial statements, and hence AirGate understated its net losses for 2001 and the prospectus incorrectly stated that AirGate's financial statements complied with generally accepted accounting principles; (v) iPCS's network build-out was not nearly complete, contrary to what was allegedly asserted in the prospectus; and (vi) the iPCS merger did not significantly enhance shareholder value, contrary to alleged assertions in the prospectus.

On December 30, 2004, the AirGate Defendants and the Underwriter Defendants filed motions to dismiss the Consolidated Complaint. On September 30, 2005, the Court issued an opinion and order (the "Order") ruling on these motions. As to the AirGate Defendants, the Court (a) dismissed plaintiffs' claims under Section 12(a)(2) of the Securities Act, and (b) also dismissed the remaining Section 11 and Section 15 claims as to five of the six alleged misstatements pled in the Consolidated Complaint, while declining to dismiss the claims related to allegation (v) above, concerning the iPCS network build-out. As to the Underwriter Defendants, the Court granted the motion to dismiss in its entirety. The Order permitted plaintiffs to file a further amended complaint, which plaintiffs did on October 19, 2005 (the "Second Amended Complaint"). The Second Amended Complaint repeats the allegations of the Consolidated Complaint, and adds certain additional allegations regarding the Underwriter Defendants and regarding plaintiffs' "allowance for doubtful accounts" claim. Defendants' responses to the Second Amended Complaint have not yet been filed.

The Company believes that AirGate and the other defendants have meritorious defenses to the claims that remain at issue in the litigation, and the Company intends to defend the action vigorously. However, the ultimate outcome of the litigation is not currently predictable, there can

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)

(dollars in thousands, except as noted)

be no assurance that the litigation will be resolved in our favor, and an adverse outcome could adversely affect our financial condition. We maintain insurance coverage which could mitigate our exposure to loss in the event of an adverse outcome.

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

On August 8, 2005, AirGate PCS, Inc. ("AirGate") filed suit in the Delaware Court of Chancery against Sprint Corporation, Sprint Spectrum L.P., Sprint Communications Company L.P., Sprintcom, Inc., and S-N Merger Corp. (collectively "Sprint"), and Nextel Communications, Inc. ("Nextel"). AirGate's lawsuit alleges, among other things, that Sprint breached the terms of its Management Agreement with AirGate by merging with Nextel, which resulted in Sprint owning, managing, and operating a competing wireless mobility communications network in AirGate's exclusive service area. The suit also alleges that (i) Sprint has access to competitive business information of AirGate and that the use of that information in the operation of the competing Nextel network following the merger would cause irreparable harm to AirGate, (ii) the post-merger distribution and sale by Sprint Nextel of Sprint PCS wireless products and services in AirGate's exclusive service area will violate the exclusivity provisions of AirGate's Management Agreement with Sprint, and (iii) Nextel unlawfully interfered with AirGate's rights under the Management Agreement. AirGate also alleges in the lawsuit that breaches by Sprint of the Management Agreement will cause AirGate to suffer irreparable harm for which specific performance is the only appropriate remedy. AirGate's lawsuit seeks, among other things, an injunction prohibiting the defendants from violating AirGate's exclusivity rights under the Management Agreement, including an order requiring Sprint Nextel to divest itself of the newly-acquired Nextel assets within AirGate's exclusive service area or otherwise to conduct its business in AirGate's exclusive service area in a manner consistent with AirGate's exclusivity rights under its Management Agreement with Sprint. The case is currently set for trial in February 2006.

15.	PRO FORMA FINANCIAL INFORMATION

The unaudited pro forma condensed consolidated statements of operations for the nine months ended September 30, 2005 and for the three and nine months ended September 30, 2004

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)

(dollars in thousands, except as noted)

set forth below present the results of operations as if the acquisition of Old AirGate by Alamosa Holdings had occurred at the beginning of each period and are not necessarily indicative of future results or actual results that would have been achieved had this acquisition occurred as of the beginning of the period.

	For the nine months ended September 30, 2005	For the three months ended September 30, 2004	For the nine months ended September 30, 2004

Total revenues	$298,873	$91,094	$255,168
Loss before income tax benefit	$(41,303)	$(2,714)	$(31,227)
Income tax benefit	15,945	—	—
Net loss	$(25,358)	$(2,714)	$(31,227)

16.	EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

Set forth below are consolidating financial statements of the Company and guarantor subsidiaries as of September 30, 2005 and December 31, 2004, for the three months ended September 30, 2005 and 2004, for the period from acquisition to September 30, 2005, for the period from January 1, 2005 to February 15, 2005 and for the nine months ended September 30, 2004. The guarantor subsidiaries are all 100% owned by the Company and the guarantees are full and unconditional. Separate financial statements of each guarantor subsidiary have not been provided because management has determined that they are not material to investors.

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

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)

(dollars in thousands, except as noted)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2005

	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$17,372	$—	$—	$17,372
Short term investments	35,520	—	—	35,520
Other current assets	49,737	—	—	49,737
Total current assets	102,629	—	—	102,629

Property and equipment, net	101,426	—	—	101,426
Other noncurrent assets	627,682	—	—	627,682
Total assets	$831,737	$—	$—	$831,737

Current liabilities	$50,390	$—	$—	$50,390
Long-term debt	346,352	—	—	346,352
Other long-term liabilities	29,058	—	—	29,058
Investment in subsidiaries	—	—	—	—
Total liabilities	425,800	—	—	425,800

Stockholders' equity	405,937	—	—	405,937
Total liabilities and stockholders' equity	$831,737	$—	$—	$831,737

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2004

	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$15,927	$(10)	$—	$15,917
Short term investments	94,059	—	—	94,059
Other current assets	96,596	529	(61,943)	35,182
Total current assets	206,582	519	(61,943)	145,158

Property and equipment, net	105,522	25,287	—	130,809
Other noncurrent assets	7,266	—	—	7,266
Total assets	$319,370	$25,806	$(61,943)	$283,233

Current liabilities	$62,352	$61,414	$(61,943)	$61,823
Intercompany	(134,537)	134,537	—	—
Long-term debt	312,478	—	—	312,478
Other long-term liabilities	3,363	—	—	3,363
Investment in subsidiaries	170,145	—	(170,145)	—
Total liabilities	413,801	195,951	(232,088)	377,664

Stockholders' deficit	(94,431)	(170,145)	170,145	(94,431)
Total liabilities and stockholders' deficit	$319,370	$25,806	$(61,943)	$283,233

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)

(dollars in thousands, except as noted)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$103,691	$—	$—	$103,691
Cost of revenue	63,638	—	—	63,638
Selling and marketing	13,737	—	—	13,737
General and administrative expenses	4,566	—	—	4,566
Depreciation and amortization	26,608	—	—	26,608
Loss on disposal of assets	120	—	—	120
Loss from operations	(4,978)	—	—	(4,978)
Equity in loss of subsidiaries	—	—	—	—
Interest and other income	694	—	—	694
Interest expense	(6,275)	—	—	(6,275)
Loss before income tax benefit	(10,559)	—	—	(10,559)
Income tax benefit	4,099	—	—	4,099
Net loss	$(6,460)	$—	$—	$(6,460)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$91,531	$—	$—	$91,531
Cost of revenue	39,905	4,997	—	44,902
Selling and marketing	13,278	650	—	13,928
General and administrative expenses	4,500	124	—	4,624
Depreciation and amortization	9,726	2,429	—	12,155
Gain on disposal of property and equipment	55	—	—	55
Income from operations	24,067	(8,200)	—	15,867
Equity in loss of subsidiaries	(8,237)	—	8,237	—
Interest and other income	237	—	—	237
Interest expense	(7,391)	(37)	—	(7,428)
Income before income taxes	8,676	(8,237)	8,237	8,676
Income taxes	—	—	—	—
Net income	$8,676	$(8,237)	$8,237	$8,676

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)

(dollars in thousands, except as noted)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE PERIOD FROM ACQUISITION TO SEPTEMBER 30, 2005

	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$250,030	$—	$—	$250,030
Cost of revenue	150,204	—	—	150,204
Selling and marketing	34,887	—	—	34,887
General and administrative expenses	13,388	—	—	13,388
Merger related expenses	—	—	—	—
Depreciation and amortization	68,711	—	—	68,711
Loss on disposal of assets	120	—	—	120
Loss from operations	(17,280)	—	—	(17,280)
Interest and other income	1,719	—	—	1,719
Interest expense	(14,772)	—	—	(14,772)
Loss before income tax benefit	(30,333)	—	—	(30,333)
Income tax benefit	11,710	—	—	11,710
Net loss	$(18,623)	$—	$—	$(18,623)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JANUARY 1, 2005 TO FEBRUARY 15, 2005

	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$48,843	$—	$—	$48,843
Cost of revenue	27,968	2,342	—	30,310
Selling and marketing	9,068	193	—	9,261
General and administrative expenses	2,810	75	—	2,885
Merger related expenses	23,803	—	—	23,803
Depreciation and amortization	6,709	1,205	—	7,914
Loss on disposal of property and equipment	20	—	—	20
Loss from operations	(21,535)	(3,815)		(25,350)
Equity in earnings of subsidiaries	(3,815)	—	3,815	—
Interest and other income	346	—	—	346
Interest expense	(4,111)	—	—	(4,111)
Income before income taxes	(29,115)	(3,815)	3,815	(29,115)
Income taxes	—	—	—	—
Net loss	$(29,115)	$(3,815)	$3,815	$(29,115)

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)

(dollars in thousands, except as noted)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$255,605	$—	$—	$255,605
Cost of revenue	127,972	13,516	—	141,488
Selling and marketing	35,002	1,732	—	36,734
General and administrative expenses	15,512	405	—	15,917
Depreciation and amortization	28,869	7,193	—	36,062
Gain on disposal of property and equipment	50	—	—	50
Income from operations	48,200	(22,846)	—	25,354
Equity in loss of subsidiaries	(22,801)	—	22,801	—
Interest and other income	590	—	—	590
Interest expense	(25,014)	45	—	(24,969)
Income before income taxes	975	(22,801)	22,801	975
Income taxes	—	—	—	—
Net income	$975	$(22,801)	$22,801	$975

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM ACQUISITION TO SEPTEMBER 30, 2005

	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities, net	$23,182	$—	$—	$23,182
Investing activities, net	9,190	—	—	9,190
Financing activities, net	(15,000)	—	—	(15,000)
Net increase in cash and cash equivalents	17,372	—	—	17,372
Cash and cash equivalents at beginning of period	—	—	—	—
Cash and cash equivalents at end of period	$17,372	$—	$—	$17,372

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)

(dollars in thousands, except as noted)

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 1, 2005 TO FEBRUARY 15, 2005

	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities, net	$(18,630)	$12	$—	$(18,618)
Investing activities, net	40,824	—	—	40,824
Financing activities, net	(1,617)	—	—	(1,617)
Net increase in cash and cash equivalents	20,577	12	—	20,589
Cash and cash equivalents at beginning of period	15,929	(12)	—	15,917
Cash and cash equivalents at end of period	$36,506	$—	$—	$36,506

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities, net	$46,136	$198	$—	$46,334
Investing activities, net	(67,283)	(201)	—	(67,484)
Financing activities, net	(25,440)	—	—	(25,440)
Net decrease in cash and cash equivalents	(46,587)	(3)	—	(46,590)
Cash and cash equivalents at beginning of period	60,043	—	—	60,043
Cash and cash equivalents at end of period	$13,456	$(3)	$—	$13,453

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As a PCS Affiliate of Sprint, we have the exclusive right to provide wireless mobility communications services under the Sprint brand name in our licensed territory. We own and are responsible for building, operating and managing the portion of the PCS network of Sprint located in our territory. We offer national plans designed by Sprint as well as local plans tailored to our market demographics. Our portion of the PCS network of Sprint is designed to offer a seamless connection with the 100% digital PCS nationwide wireless network of Sprint. We market Sprint PCS products and services through a number of distribution outlets located in our territory, including our own retail stores, major national distributors and local third party distributors. At September 30, 2005, we had total licensed POPs of over 7.4 million, covered POPs of approximately 6.4 million and total subscribers of approximately 437,000.

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

Long-lived asset recovery — Long-lived assets, consisting primarily of property, equipment and intangibles, comprised approximately 88 percent of our total assets at September 30, 2005. Changes in technology or in our intended use of these assets may cause the estimated period of use or the value of these assets to change. In addition, changes in general industry conditions could cause the value of certain of these assets to change. We monitor the appropriateness of the estimated useful lives of these assets. Whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, we review the respective assets for impairment. In performing this review, assets are grouped according to identifiable cash flow streams and the undiscounted cash flow over the life of the asset group is compared to the carrying value of the asset group. We have determined that we have one asset grouping related to cash flows generated by our subscriber base, which includes all of our assets. The life of this asset group for purposes of these impairment tests is assumed to be ten years. Estimates and assumptions used in both estimating the useful life and evaluating potential impairment issues require a significant amount of judgment.

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

Reliance on the timeliness and accuracy of data received from Sprint — We place significant reliance on Sprint as a service provider in terms of the timeliness and accuracy of financial and statistical data related to customers based in our service territory that we receive on a periodic basis from Sprint. We make significant estimates in terms of revenue, cost of service, selling and marketing costs and the adequacy of our allowance for uncollectible accounts based on this data we receive from

Sprint. We obtain assurance as to the accuracy of this data through analytic review and reliance on the service auditor report on Sprint's internal control processes prepared by Sprint's external service auditor. Inaccurate or incomplete data from Sprint could have a material adverse effect on our results of operations and cash flow.

Consolidated Results of Operations (dollars in thousands)

The discussion of the results of operations below is significantly affected by the acquisition of Old AirGate by Alamosa Holdings on February 15, 2005 and the resulting allocation of purchase price to the assets and liabilities of the Company. The results of operations for the three months ended September 30, 2005 are not comparable with the results of operations for the three months ended September 30, 2004 and the results of operations from acquisition through September 30, 2005 are not comparable with the results of operations for the period from January 1, 2005 to February 15, 2005 nor with the results of operations for the nine months ended September 30, 2004 as Old AirGate periods are pre-acquisition results and do not include the impact of the purchase price allocation resulting from the acquisition of Old AirGate by Alamosa Holdings.

For the three month period ended September 30, 2005 and the combined period from acquisition through September 30, 2005 and the period from January 1, 2005 to February 15, 2005, compared to the three and nine month periods ended September 30, 2004

Subscriber growth and key performance indicators — We had total subscribers of approximately 437,000 at September 30, 2005 compared to approximately 385,000 at September 30, 2004. This growth of approximately 52,000 subscribers represents 13 percent year over year compared to 7 percent growth from September 30, 2003 to September 30, 2004. The increase in growth is primarily attributable to an increase in our distribution channels, primarily in our own Sprint retail stores and branded dealers in our territory as well as overall growth in the wireless telecommunications industry.

Average monthly churn for the quarter ended September 30, 2005 was approximately 2.9 percent compared to approximately 2.8 percent for the quarter ended September 30, 2004. We incur significant up front costs in acquiring customers such that if churn were to increase, it could negatively impact our operations.

Service revenues — Service revenues consist of revenues from our subscribers and roaming and wholesale revenue earned when subscribers from other carriers or resellers of PCS service use our portion of the PCS network of Sprint.

Subscriber revenue consists of payments received from our subscribers for monthly service under their service plans. Subscriber revenue also includes amortization of deferred activation fees and charges for the use of various features including PCS Vision, the wireless web and voice activated dialing. Subscriber revenues were $72,624 for the quarter ended September 30, 2005 compared to $65,622 for the quarter ended September 30, 2004. This increase of 11 percent was primarily due to the increase in our subscriber base discussed above. Subscriber revenues were $181,394 for the period from acquisition to September 30, 2005 and $34,680 for the period from January 1, 2005 to February 15, 2005. This combined subscriber revenue of $216,074 was approximately 12 percent higher than $192,315 for the nine months ended September 30, 2004. This increase was primarily due to the increase in our subscriber base discussed above. Base ARPU (which does not include roaming revenue) in the quarter ended September 30, 2005 was $56, which was consistent with the quarter ended September 30, 2004. Base ARPU for the period from acquisition to September 30, 2005 was $57, which was approximately the same as base ARPU of $56 in the first nine months of 2004.

Roaming and wholesale revenue is comprised of revenue from Sprint and other PCS subscribers based outside of our territory who roam onto our portion of the PCS network of Sprint as well as revenue from resellers of PCS service whose subscribers use our portion of the PCS network of Sprint.

Roaming and wholesale revenue was $27,729 for the quarter ended September 30, 2005, which was 24 percent higher than $22,338 for the quarter ended September 31, 2004. Roaming and wholesale revenue was $60,645 for the period from acquisition to September 30, 2005 and $10,972 for the period from January 1, 2005 to February 15, 2005. This combined roaming and wholesale revenue of $71,617 was approximately 35 percent higher than $53,225 for the nine months ended September 30, 2004. The increase in both the quarter and nine months ended September 30, 2005 was due to a combination of an increase in inbound roaming minutes and an increase in our reciprocal rate with Sprint to 5.8 cents per minute in connection with entering into the amendments to the Sprint agreements in August of 2004. The reciprocal rate with Sprint is fixed at 5.8 cents per minute until December 31, 2006. We are currently a net receiver of roaming with Sprint, meaning that the minute volume from other Sprint subscribers roaming onto our network is greater than the minute volume from our subscribers roaming onto other portions of the PCS network of Sprint. We have experienced an increase in the volume of inbound roaming traffic from PCS providers other than Sprint. This traffic is settled at rates separately negotiated by Sprint on our behalf with the other PCS providers and these rates have declined in some cases during 2005 compared to 2004.

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

Product sales revenue for the quarter ended September 30, 2005 was $3,338 compared to $3,571 for the quarter ended September 30, 2004. Cost of products sold for the quarter ended September 30, 2005 was $8,073 compared to $8,651 for the quarter ended September 30, 2004. As such, the subsidy on handsets sold through our retail and local indirect channels was $4,735 in the quarter ended September 30, 2005 and $5,080 for the quarter ended September 30, 2004. The decrease in subsidies of $345 is due to a decrease in the number of activations through our retail and local indirect channels. Product sales revenue for the period from acquisition to September 30, 2005 was $7,991 and for the period from January 1, 2005 to February 15, 2005 was $3,191. This combined product sales revenue of $11,182 compares to $10,065 for the nine months ended September 30, 2004. Cost of products sold for the period from acquisition to September 30, 2005 was $20,199 and for the period from January 1, 2005 to February 15, 2005 was $6,528. This combined cost of products sold of $26,727 compares to $22,523 for the nine months ended September 30, 2004. As such, the subsidy on handsets sold through our retail and local indirect channels on a combined basis was $15,545 for the nine months ended September 30, 2005 compared to $12,458 for the nine months ended September 30, 2004. The increase in subsidies of $3,087 in the first nine months of 2005 is primarily due to an increase in the number of activations through our retail and local indirect channels.

Cost of service and operations — Cost of service and operations includes the costs of operating our portion of the PCS network of Sprint. These costs include items such as tower operating leases and maintenance as well as backhaul costs, which are costs associated with transporting wireless calls across our portion of the PCS network of Sprint to another carrier's network. In addition, cost of service and operations includes outbound roaming costs, long distance charges, the fees we pay to Sprint for our 8 percent affiliation fee, back office services such as billing and customer care, as well as our provision for estimated uncollectible accounts. Expenses were $55,565 in the quarter ended September 30, 2005, which was approximately 53 percent higher than $36,251 in the quarter ended September 30, 2004. Expenses were $130,005 in the period from acquisition to September 30, 2005 and $23,782 from January 1, 2005 to February 15, 2005. This combined cost of service and operations of $153,787 in the nine months ended September 30, 2005 was approximately 29 percent higher than the $118,965 incurred in the nine months ended September 30, 2004. The increase in expenses in 2005 was due to the increased volume of traffic carried on our network due both to the increase in both our subscribers as well as wholesale and resale customers.

Selling and marketing expenses — Selling and marketing expenses include advertising, promotion, sales commissions and expenses related to our distribution channels, including our retail store expenses. In addition, we reimburse Sprint for the subsidy on handsets sold through national retail stores due to the fact that these retailers purchase their handsets from Sprint. This subsidy is recorded as a selling and marketing expense. Selling and marketing expenses were $13,737 in the quarter ended September 30, 2005 and $13,928 in the quarter ended September 30, 2004. Selling and marketing expenses were $34,887 in the period from acquisition to September 30, 2005 and $9,261 from January 1, 2005 to February 15, 2005. These combined selling and marketing expenses of $44,148 in the nine months ended September 30, 2005 were 20 percent higher than the $36,734 incurred in the nine months ended September 30, 2004. The increase experienced in 2005 is attributable to an increase in variable costs resulting from increases in gross activations.

General and administrative expenses — General and administrative expenses include corporate costs and expenses such as administration and finance. General and administrative expenses were $4,566 in the quarter ended September 30, 2005 and $4,624 in the quarter ended September 30, 2004. General and administrative expenses were $13,388 in the period from acquisition to September 30, 2005 and $2,885 from January 1, 2005 to February 15, 2005. These combined general and administrative expenses of $16,273 in the nine months ended September 30, 2005 were consistent with the $15,917 incurred in the nine months ended September 30, 2004.

Merger related expenses — Merger related expense in the period from January 1, 2005 to February 15, 2005 related to the acquisition of Old AirGate by Alamosa Holdings and was $23,803. Approximately $10,693 was related to the payment for cancellation of employee stock options and restricted stock units. Approximately $6,133 related to employee severance costs associated with terminating employees, including those to be terminated after the close of the acquisition. Approximately $4,269 related to investment banking fees. Approximately $1,474 related to future lease payments (net of expected sublease income) for a facility to be closed in May 2005. The remaining $1,234 related to legal and other professional fees incurred in connection with the acquisition.

Depreciation and amortization — Depreciation and amortization includes depreciation of our property and equipment as well as amortization of intangibles. Depreciation is calculated on the straight-line method over the estimated useful lives of the underlying assets and totaled $4,778 for the quarter ended September 30, 2005. Depreciation was $12,155 for the quarter ended September 30, 2004 based on the historical cost of property and equipment. Depreciation was $14,137 in the period from acquisition to September 30, 2005 based on the value allocated to property and equipment in the purchase price allocation. Depreciation was $7,914 from January 1, 2005 to February 15, 2005 and was based on the historical cost of property and equipment. Depreciation was $36,062 for the nine months ended September 30, 2004 based on the historical cost of property and equipment.

Amortization expense relates to identifiable intangible assets we have recorded related to value assigned to the agreements with Sprint and the customer base in connection with purchase accounting associated with the acquisition of Old AirGate by Alamosa Holdings. Amortization expense was $21,830 for the quarter ended September 30, 2005 and $54,574 in the period from acquisition to September 30, 2005.

Income (loss) from operations — Our operating loss for the quarter ended September 30, 2005 was $4,978 compared to operating income of $15,867 for the quarter ended September 30, 2004. The decrease in operating income of $20,845 in the three months ended September 30, 2005 is primarily due to $21,830 in amortization of intangibles. Our operating loss in the period from acquisition to September 30, 2005 was $17,280 and for the period from January 1, 2005 to February 15, 2005 was $25,350. This combined operating loss of $42,630 for the nine months ended September 30, 2005 was significantly higher than operating income for the nine months ended September 30, 2004 of $25,354. The increase in operating loss of $67,984 in the nine months ended September 30, 2005 is primarily due to $23,803 in merger related expenses plus $54,574 in amortization of intangibles.

Interest and other income — Interest and other income represents amounts earned on the investment of excess cash. Income was $694 in the quarter ended September 30, 2005 and $237 in the quarter ended September 30, 2004. Income was $1,719 in the period from acquisition to September 30, 2005 and $346 in the period from January 1, 2005 to February 15, 2005. This combined interest income of $2,065 in the nine months ended September 30, 2005 was significantly higher than the $590 earned in the nine months ended September 30, 2004. The increase in interest and other income is primarily due to the fact that in October 2004, the Company completed an offering of Floating Rate Notes in the amount of $175,000 and used the proceeds to pay off existing debt of approximately $131,200 resulting in a net increase in cash to the Company of approximately $43,800. Earnings on this excess cash during the three and nine months ended September 30, 2005 account for the respective increases in interest income.

Interest expense — Interest expense was $6,275 in the quarter ended September 30, 2005 and $7,428 in the quarter ended September 30, 2004. Interest expense for the period from acquisition to September 30, 2005 was $14,772 and for the period from January 1, 2005 to February 15, 2005 was $4,111. This combined interest expense of $18,883 in the nine months ended September 30, 2005 was 24% lower than interest expense of $24,969 in the nine months ended September 30, 2004. The decrease in interest expense was due to the debt restructuring completed in February 2004 resulting in a lower amount of borrowings as well as a lower effective interest rate on borrowings.

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

Cash Flows

Operating activities — Operating cash flows were $23,182 in the period from acquisition to September 30, 2005 and negative $18,618 from January 1, 2005 to February 15, 2005. The combined cash flows from operations of $4,564 for the nine months ended September 30, 2005 compares to positive cash flow of $46,334 for the nine months ended September 30, 2004. The decrease of $41,770 was primarily attributable to working capital changes of negative $14,825 due to reductions of payables and accrued expenses as well as an increase in net loss driven by approximately $23,803 in merger related expenses during the first nine months of 2005.

Investing activities — Our investing cash flows were $9,190 in the period from acquisition to September 30, 2005 including $36,220 net cash recorded in the purchase price allocation. Excluding the purchase accounting adjustment, the investing cash flows were negative $27,030 primarily associated with purchases of property and equipment. Investing cash flows for the period from January 1, 2005 to February 15, 2005 were positive $40,824 including a decrease in short term investments of $49,435 reduced by purchases of property and equipment of $8,611. Investing cash flows in the nine months ended September 30, 2004 were negative $67,484 due to purchases of property and equipment of $12,484 and an increase in short term investments of $55,000.

Financing activities — Our financing cash flows in the period from acquisition to September 30, 2005 were negative $15,000 representing distributions paid to Alamosa Holdings. Financing cash flows in the period from January 1, 2005 to February 15, 2005 were negative $1,617 due to $1,629 in debt issuance costs. Financing activities in the nine months ended September 30, 2004 were negative $25,440 including repayments of borrowings of $19,679 and equity issuance costs of $4,754.

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

As of September 30, 2005, we had $17 million in cash and cash equivalents as well as $36 million in short-term investments which we believe will be sufficient to fund expected capital expenditures and to cover our working capital and debt service requirements for at least the next 12 months.

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

Future Trends That May Affect Operating Results, Liquidity and Capital Resources

On December 15, 2004, Sprint Corporation ("Sprint") and Nextel Communications, Inc. ("Nextel") announced a proposed merger of their two companies. Nextel operated a wireless mobility communications network in certain territories in which we also provide digital wireless mobility communications network services under the Sprint or affiliated brands. Sprint and Nextel closed the merger on August 12, 2005.

Based upon the terms of the exclusivity covenants contained in the management agreement between Sprint and AirGate PCS, Inc., we believe that Nextel's operation of a wireless mobility communications network in territories in which AirGate operates from and after the closing of the Sprint-Nextel merger constitutes a breach of the exclusivity covenants in the AirGate management agreement with Sprint. Moreover, based upon public statements and disclosures made by Sprint and Nextel, Alamosa Holdings believes that actions that Sprint and Nextel may take in connection with the integration of their operations following completion of the merger may constitute a breach of the exclusivity and certain other provisions of the management agreements between Sprint and Alamosa Holdings' other operating subsidiaries.

As previously disclosed, Alamosa Holdings has been engaged in discussions with Sprint in an attempt to reach a mutually acceptable resolution of the issues related to the Sprint-Nextel merger and its effect on the existing management agreements between Sprint and Alamosa Holdings' subsidiaries. On August 8, 2005, AirGate filed a lawsuit against Sprint, certain of its affiliates and Nextel in the Delaware Court of Chancery alleging, among other things, that following the completion of the merger, Sprint would be in breach of the exclusivity covenants contained in its management agreement with AirGate and that Nextel unlawfully interfered with AirGate's exclusive rights under such agreement. The complaint seeks, among other things, an order directing Sprint and its affiliates to specifically perform their contractual obligations under their agreements with AirGate, an injunction preventing Sprint and Nextel from taking any action or entering into any agreement that would violate the exclusivity covenants contained in the agreements, a declaratory judgment declaring the rights, remedies and obligations of the parties under the agreements, and damages. Alamosa Holdings' other operating subsidiaries also may decide to pursue remedies against Sprint and Nextel, including bringing a lawsuit against Sprint and Nextel.

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

We may experience a higher average monthly churn rate than we are currently anticipating. Our average monthly churn for the quarter ended September 30, 2005 was 2.9 percent compared to 2.8 percent for the quarter ended September 30, 2004. If average monthly churn increases over the long-term, we would lose the cash flows attributable to those customers.

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

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

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