Form 10-K
period 2005-12-31
AirGate PCS, Inc. /Merger/
filed 2006-04-13
CIK 1317606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

COMMISSION FILE NUMBER: 333-123755

AIRGATE PCS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	20-2156350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 EDMUND HALLEY DRIVE
RESTON, VIRGINIA 20191

(Address of principal executive offices, including zip code)

(703) 433-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes     No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES     NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer     Accelerated filer     Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes     No

There is currently no public market for the registrant's common stock.

As of April 12, 2006, 1,000 shares of common stock, par value $.01 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

The registrant meets the conditions set forth in General Instructions I(1)(a) and I(1)(b) of Form 10-K and is filing this Form with the reduced disclosure format pursuant to General Instructions I(2)(b) and I(2)(c).

PART I

THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933, as amended (the ‘‘Securities Act’’), and Section 21E of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), which can be identified by the use of forward-looking terminology such as ‘‘may,’’ ‘‘might,’’ ‘‘could,’’ ‘‘would,’’ ‘‘believe,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘seek,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘project’’ or ‘‘continue’’ or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this annual report on Form 10-K, including without limitation, the statements under ‘‘Item 1. Business,’’ ‘‘Item 1A. Risk Factors’’ and ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation’’ and located elsewhere herein regarding our financial position and liquidity are forward-looking statements. These forward-looking statements also include:

•	forecasts of population growth in our territory;

•	statements regarding our anticipated revenues, expense levels, liquidity, capital resources and operating losses; and

•	statements regarding expectations or projections about markets in our territories.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations, include, but are not limited to:

•	our dependence on our affiliation with Sprint Nextel;

•	modifications or amendments to the terms, or termination, of our affiliation agreements with Sprint PCS, including terms related to fees paid or charged to us and other program requirements;

•	our dependence on back office services, such as billing and customer care, provided by Sprint Nextel;

•	potential fluctuations in our operating results;

•	our ability to predict future customer growth, as well as other key operating metrics;

•	changes or advances in technology;

•	the ability to leverage third generation products and services;

•	subscriber credit quality;

•	our ability to attract and retain skilled personnel;

•	our potential need for additional capital;

•	our inability to predict the outcomes of potentially material litigation;

•	changes in government regulation;

•	general economic and business conditions;

•	effects of mergers and consolidations within the telecommunications industry and unexpected announcements or developments from others in the telecommunications industry;

•	the effects of vigorous competition and the overall demand for our service offerings in the markets in which we operate and the impact of new, emerging and competing technologies on our business;

•	the costs and business risks associated with providing new services and entering new markets;

•	the impact of potential adverse change in the ratings afforded our debt securities by ratings agencies;

•	equipment failure, natural disasters, terrorist acts, or other breaches of network or information technology security;

•	one or more of the markets in which we compete being impacted by changes in political or other factors such as monetary policy, legal and regulatory changes or other external factors over which we have no control; and

•	other risks referenced in this annual report on Form 10-K and from time to time in other filings of ours with the Securities and Exchange Commission (‘‘SEC’’) including in ‘‘Item 1A. Risk Factors.’’

All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above.

ITEM 1. BUSINESS.

For convenience in this annual report, unless indicated otherwise, ‘‘Company,’’ ‘‘we,’’ ‘‘us,’’ and ‘‘our’’ refer to AirGate PCS, Inc. and its subsidiaries. ‘‘Alamosa Holdings’’ refers exclusively to our parent company, Alamosa Holdings, Inc. ‘‘Sprint PCS’’ refers to Sprint Communications Company, L.P., Sprint Spectrum L.P. and WirelessCo, L.P. ‘‘Sprint Nextel’’ refers to Sprint Nextel Corporation and its subsidiaries, including Sprint PCS. A ‘‘PCS Affiliate of Sprint Nextel’’ is an entity whose sole or predominant business is operating (directly or through one or more subsidiaries) a personal communications service business pursuant to affiliation agreements with Sprint Spectrum L.P. and/or its affiliates, or their successors. ‘‘Sprint PCS products and services’’ refer to digital wireless personal communications services, including wireless voice and data services, and related retail products, including handsets, in any case, offered under the Sprint brand name.

References in this annual report on Form 10-K to us as a provider of wireless personal communications services or similar phrases generally refer to our building, owning and managing our portion of the PCS network of Sprint Nextel pursuant to our affiliation agreements with Sprint PCS. Sprint Nextel holds the spectrum licenses and controls the network through its agreements with us.

All references contained in this annual report on Form 10-K to resident population (‘‘POPs’’) are based on year-end 2000 population counts compiled by the U.S. Census Bureau adjusted for annual population growth rate estimates provided to us by Sprint Nextel.

Overview

We are a PCS Affiliate of Sprint Nextel, a wholly-owned subsidiary of Alamosa Holdings and, as of February 1, 2006, an indirect wholly-owned subsidiary of Sprint Nextel. We have the right, pursuant to the terms of our affiliation agreements with Sprint PCS, to provide certain wireless mobility communications network services under the Sprint Nextel brand name in a territory encompassing over 7.4 million residents including most of the state of South Carolina, parts of North Carolina and the eastern Georgia cities of Augusta and Savannah. For the period from February 15, 2005 (date of acquisition by Alamosa Holdings) to December 31, 2005, we generated $353 million in revenue, $30 million in cash flows from operating activities and reported a net loss of $30 million. As of December 31, 2005, we had approximately 452,000 subscribers.

As of December 31, 2005, we operated in the 21 basic trading areas (‘‘BTAs’’) assigned to us under our affiliation agreements with Sprint Nextel. At December 31, 2005, our network covered approximately 6.5 million POPs, or approximately 89% of the total POPs in our markets. The number of residents covered by our network does not represent the number of wireless subscribers that we serve or expect to serve in our territory. Sprint Nextel, along with its PCS Affiliates, operates a 100% digital, 100% PCS nationwide wireless network in the United States and provides wireless service in all 50 states, Puerto Rico and the U.S. Virgin Islands. Like Sprint Nextel, we utilize code division multiple access (‘‘CDMA’’) technology across our portion of the PCS Network of Sprint Nextel.

Our Background

On December 7, 2004, AirGate PCS, Inc. (‘‘Old AirGate’’) entered into an Agreement and Plan of Merger with Alamosa Holdings and A-Co. Merger Sub, Inc. (‘‘A-Co.’’), a direct wholly-owned subsidiary of Alamosa Holdings. On February 15, 2005, Old AirGate merged with and into A-Co. with A-Co. surviving the merger. Immediately after the closing of the transaction, A-Co. was renamed AirGate PCS, Inc. (‘‘AirGate’’) and remains a wholly-owned subsidiary of Alamosa Holdings. In connection with the acquisition of Old AirGate, the purchase price was allocated to the assets and liabilities of AirGate based on fair value resulting in a new basis of accounting.

The Company provides wireless personal communications services, commonly referred to as PCS, in the southeastern United States. The accompanying consolidated financial statements include the accounts of AirGate and its wholly-owned restricted subsidiaries, AGW Leasing Company, Inc., AirGate Service Company, Inc. and AirGate Network Services, LLC.

On November 21, 2005, an agreement and plan of merger among Sprint Nextel, AHI Merger Sub Inc. and Alamosa Holdings was entered into providing for the merger of Alamosa Holdings with and into AHI Merger Sub Inc., a wholly-owned subsidiary of Sprint Nextel. The agreement was approved by Alamosa Holdings’ stockholders on January 25, 2006 and the transaction was completed on February 1, 2006. Upon the completion of the transaction, Alamosa Holdings became a wholly-owned subsidiary of Sprint Nextel and AirGate became an indirect wholly-owned subsidiary of Sprint Nextel.

Our Relationship with Sprint Nextel

Sprint Nextel directly operates its PCS network in major markets throughout the United States and, through Sprint PCS, has entered into independent agreements with various companies such as us, under which each has become a PCS Affiliate of Sprint Nextel and has agreed to construct and manage PCS networks in smaller metropolitan areas and along major highways designed to operate seamlessly with the nationwide PCS network of Sprint Nextel.

Pursuant to our affiliation agreements with Sprint PCS, we agreed to provide network coverage to a minimum percentage of the POPs in our territory within specified time periods. We are in compliance with our network build-out requirements and Sprint Nextel’s other program requirements.

Our affiliation with Sprint Nextel allows us to offer high quality, branded wireless voice and data services for a lower cost and lower capital requirements than would otherwise be possible and to also benefit from Sprint Nextel’s:

•	Marketing – We market Sprint branded wireless products and services through Sprint Nextel’s existing relationships with major national retailers under the highly recognizable Sprint brand name.

•	National Network – Our subscribers can immediately access Sprint Nextel’s national PCS network, which includes over 300 major metropolitan areas.

•	Advanced Technology – We believe that the CDMA technology used in our network offers advantages in capacity and voice quality, as well as access to advanced features such as Sprint Nextel’s suite of ‘‘PCS Vision’’ products.

•	Handset Availability and Pricing – Sprint Nextel’s purchasing leverage allows us to acquire handsets more quickly and at a lower cost than we could without our affiliation with Sprint Nextel.

•	National Reseller Agreements – We receive additional revenue as a result of Sprint Nextel’s relationships with wireless resellers, including Virgin Mobile and Qwest Wireless, when customers of those resellers use our portion of the PCS network of Sprint Nextel.

Markets

We operate in attractive markets with high population densities and favorable roaming characteristics. Our markets are adjacent to major, growing metropolitan areas such as Atlanta, Charlotte and Raleigh. This concentration within our markets allows us to advertise and market to existing and potential subscribers in a cost effective manner. Additionally, the high population densities of our markets enable a higher return on the investment in our network areas. Our markets cover several major tourist destinations, including a number of beach and golf destinations, a number of military bases and over 100 colleges, universities and technical schools. Along with the major highways in our markets, these factors have resulted in a significant amount of roaming traffic that we receive from other wireless subscribers using our network.

The following table lists the location, BTA number, megahertz (‘‘MHz’’) of licensed spectrum held by Sprint Nextel and estimated total residents for each of the BTAs that comprise our territory under our affiliation agreements with Sprint Nextel as of December 31, 2005. The number of estimated covered residents does not represent the number of wireless subscribers that we expect to be based in our territory.

LOCATION	BTA NO. (1)	MHZ OF LICENSED SPECTRUM	ESTIMATED TOTAL POPs (2)	ESTIMATED COVERED POPs (3)
GEORGIA
Augusta	26	10	589,800
Savannah	410	10	755,400
			1,345,200	1,095,600
NORTH CAROLINA
Asheville-Hendersonville	20	10	608,800
Goldsboro-Kinston	165	10	242,800
Greenville-Washington	176	10	246,600
Hickory-Lenoir-Morganton	189	10	341,500
Jacksonville	214	10	150,000
New Bern	316	10	173,800
Roanoke Rapids	377	10	79,200
Rocky Mount-Wilson	382	10	217,300
Wilmington	478	10	329,900
			2,389,900	2,071,200
SOUTH CAROLINA
Anderson	16	10	363,300
Charleston	72	10	681,700
Columbia	91	10	668,300
Florence	147	10	259,400
Greenville-Spartanburg	177	10	897,100
Greenwood	178	10	75,700
Myrtle Beach	312	10	195,600
Orangeburg	335	10	123,300
Sumter	436	10	156,900
			3,421,300	3,200,600
VIRGINIA
Norfolk-Virginia Beach-Newport	324	10	89,100	92,800
TOTAL			7,245,500	6,460,200

(1)	BTA No. refers to the basic trading area number assigned to that market by the Federal Communications Commission (in alphabetical order by name) for the purposes of issuing licenses for wireless services.

(2)	Estimated total POPs is based on estimates of 2000 population counts compiled by the U.S. Census Bureau adjusted by published population growth rate estimates provided to us by Sprint Nextel.

(3)	Estimated covered POPs is based on our actual network coverage (neg 103db) using estimates of 2000 population counts compiled by the U.S. Census Bureau adjusted by published population growth rate estimates provided to us by Sprint Nextel.

Network Operations

The effective operation of our portion of the PCS network of Sprint Nextel requires:

•	deployment of wireless network systems and assets, including radio transmitter sites and switching systems;

•	public switched and long distance interconnection;

•	the implementation of roaming arrangements; and

•	the development of network monitoring systems.

Our portion of the PCS network of Sprint Nextel connects to the public switched telephone network to facilitate the origination and termination of traffic between the wireless network and both local exchange and long distance carriers. Through our arrangements with Sprint Nextel and Sprint Nextel’s arrangements with other wireless service providers, our subscribers have roaming capabilities on certain other wireless networks. We monitor our portion of the PCS network of Sprint Nextel during normal business hours. For after-hours monitoring, the PCS Network Operating Centers of Sprint provide 24 hours, seven days a week monitoring of our portion of the PCS network of Sprint Nextel and real-time notification to our designated personnel.

As of December 31, 2005, our portion of the PCS network of Sprint Nextel included 1,045 base stations and 2 switching centers.

Products and Services

We offer wireless voice and data products and services throughout our territories under the Sprint Nextel brand name. Our services are typically designed to align with the service offerings of Sprint Nextel and to integrate with the PCS network of Sprint Nextel. The PCS service packages we currently offer include the following:

100% Digital Wireless Network with Service Across the Country – We are part of a 100% digital wireless personal communications services network on which wireless services are available in all 50 states, Puerto Rico and the U.S. Virgin Islands. Our customers may access PCS services from Sprint Nextel throughout the PCS network of Sprint Nextel, which includes over 300 major metropolitan areas across the United States. Dual-band/dual-mode or tri-mode handsets allow roaming on certain other wireless networks where Sprint Nextel has roaming agreements.

Third Generation Services – We believe CDMA technology allows existing CDMA networks to be upgraded to the next generation in a timely and cost efficient manner. We, along with Sprint Nextel, launched third generation (‘‘3G’’) capability in our markets with the implementation of one time radio transmission technology or 1XRTT. This capability allows more efficient utilization of our network when voice calls are made using 3G-enabled handsets. It also provides enhanced data services. PCS Vision is Sprint Nextel’s suite of products designed to utilize 3G services and allows our subscribers to use their PCS Vision-enabled devices to check e-mail, take and receive pictures, play games with full-color graphics and polyphonic sounds and browse the Internet wirelessly with speeds of up to 144 kilobits per-second with average throughput speeds in the range of 50-70 kilobits per second. Evolution Data Only (‘‘EvDO’’) technology is the next evolution in CDMA 3G technology which will allow for transmission of data at increased speeds. Although Sprint Nextel has implemented EvDO in portions of its PCS network, we have not yet implemented any EV-DO technology in our network.

Other Services – In addition to these services, we may also offer wireless local loop services in our territories, but only where Sprint Nextel is not a local exchange carrier. Wireless local loop is a wireless substitute for the landline-based telephones in homes and businesses. We also believe that new features and services will be developed on the PCS network of Sprint Nextel to take advantage of CDMA technology. Sprint Nextel conducts ongoing research and development to produce innovative services that are intended to give Sprint Nextel and PCS Affiliates of Sprint Nextel a competitive advantage. We may incur additional expenses in modifying our technology to provide these additional features and services.

Roaming

Sprint PCS Roaming – Sprint PCS roaming includes both inbound roaming, when Sprint Nextel wireless subscribers based outside of our territory use our portion of the PCS network of Sprint Nextel, and outbound roaming, when our subscribers use the PCS network of Sprint Nextel and other PCS Affiliates of Sprint Nextel outside of our territory. We have a reciprocal per minute fee with Sprint Nextel for inbound and outbound Sprint PCS roaming. Our ratio of inbound to outbound roaming minutes with Sprint Nextel was approximately 1.17 to 1 in 2005 and is expected to decline to approximately 1 to 1 over time. Sprint PCS roaming revenue is not subject to the 8% affiliation fee that Sprint Nextel retains on revenues billed to subscribers based in our territory.

In addition to voice roaming, we have a reciprocal per-kilobit (‘‘Kb’’) fee with Sprint Nextel for inbound and outbound data usage.

Non-Sprint PCS Roaming – Non-Sprint PCS roaming includes both inbound non-Sprint PCS roaming, when non-Sprint PCS subscribers use our portion of the PCS network of Sprint Nextel, and outbound non-Sprint PCS roaming, when our subscribers use a non-Sprint PCS network. Sprint Nextel negotiates the roaming agreements with these other wireless service providers. These wireless service providers must pay fees for their subscribers’ use of our network, and as part of our revenues, we are entitled to 92% of these fees. Currently, pursuant to our services agreements with Sprint Nextel, Sprint Nextel bills these wireless service providers for these roaming fees and passes our portion of the fees to us. When another wireless service provider provides service to one of our subscribers, we pay outbound non-Sprint PCS roaming fees. Sprint Nextel then bills our subscriber for use of that provider’s network at rates specified in their contract and pays us 100% of this outbound non-Sprint PCS roaming revenue collected from that subscriber on a monthly basis. We bear the collection risk for all service.

Reseller Agreements – We also recognize revenue from subscribers of various wholesale resellers of personal communications services such as Virgin Mobile and Qwest Wireless when those subscribers use our portion of the PCS network of Sprint Nextel. These reseller agreements are negotiated by Sprint Nextel, and we receive a per-minute rate for each minute that the subscribers of these resellers use our portion of the PCS network of Sprint Nextel. These subscribers may be based within or outside our territory.

Marketing Strategy

Our marketing strategy is to complement Sprint Nextel’s national marketing strategies with techniques tailored to each of the specific markets in our territories.

Use Sprint’s Brand – We feature exclusively and prominently the nationally recognized Sprint brand name in our marketing and sales efforts. From the customers’ point of view, they use our portion of the PCS network of Sprint Nextel and the rest of the PCS network of Sprint Nextel and other PCS Affiliates of Sprint Nextel as a unified national network.

Advertising and Promotions – Sprint Nextel promotes its products through the use of national as well as regional television, radio, print, outdoor and other advertising campaigns. In addition to Sprint Nextel’s national advertising campaigns, we advertise and promote Sprint branded wireless products and services on a local level in our markets at our cost. We have the right to use any promotion or advertising materials developed by Sprint Nextel relating to Sprint branded wireless products and services and have to pay only the incremental cost of using those materials, such as the cost of local radio and television advertisement placements, and material costs and incremental printing costs. We also benefit from any advertising or promotion of Sprint branded wireless products and services by third party retailers in our territory, such as RadioShack and Best Buy. We must pay the cost of specialized Sprint Nextel print advertising by third party retailers. Sprint Nextel also runs numerous promotional campaigns which provide customers with benefits such as additional features at the same rate, or free minutes or Kb of use for limited time periods. We offer these promotional campaigns to potential customers in our territories.

Sales and Distribution

Our sales and distribution plan is designed to mirror Sprint Nextel’s multiple channel sales and distribution plan for Sprint branded wireless services and to enhance it through the development of local distribution channels. Key elements of our sales and distribution plan consist of the following:

Retail Stores – As of December 31, 2005, we operated 32 retail stores offering Sprint branded wireless products and services at various locations within our markets. These stores provide us with a local presence and visibility in the markets within our territory. Following the Sprint Nextel model, these stores are designed to facilitate retail sales, subscriber activation, bill collection and customer service. In addition to retail stores that we operate, we have entered into agreements with exclusive agents that operate additional stores offering Sprint branded wireless products and services in our territory to further expand our distribution channels. These ‘‘branded stores’’ function similarly to our company-operated stores but are operated by third parties. These third parties purchase subscriber equipment, including handsets and accessories, from us and resell it to the consumer, for which the third party receives compensation in the form of commissions. As of December 31, 2005, we had 36 of these branded stores operating in our territory.

National Third Party Retail Stores – Sprint Nextel has national distribution agreements with various national retailers such as RadioShack and Best Buy for such retailers to sell Sprint branded wireless products and services. These national agreements cover retailers’ stores in our territory, and as of December 31, 2005, these retailers had approximately 307 locations in our territory.

Local Indirect Agents – We contract directly with local indirect retailers in our territory. These retailers are typically local businesses that have a presence in our markets. Local indirect agents purchase handsets and other retail equipment from us and market Sprint branded wireless products and services on our behalf. These local indirect agents may also market wireless telecommunications services provided by other carriers as well. We are responsible for managing this distribution channel and as of December 31, 2005 these local indirect agents had approximately 10 locations within our licensed territory. We compensate local indirect agents through commissions for subscriber activations.

Electronic Commerce – We gain new subscribers who purchase wireless services from the Internet site maintained by Sprint Nextel, www.sprint.com.

Distribution Mix – For the period from February 15, 2005 (date of acquisition by Alamosa Holdings) to December 31, 2005, our distribution mix was:

Retail stores	34%
National retailers	27
Local indirect agents (including branded stores)	14
Other (electronic commerce and business channel)	25
100%

Seasonality

Our business is subject to seasonality because much of the wireless telecommunications industry is heavily dependent on calendar fourth quarter results. Among other things, the industry relies on higher customer additions and handset sales in the fourth quarter as compared to the other three fiscal quarters. A number of factors contribute to this trend, including:

•	the heavy reliance on retail distribution, which is dependent upon the year-end holiday shopping season;

•	the timing of new product and service announcements and introductions;

•	competitive pricing pressures; and

•	aggressive marketing and promotions.

Technology

In 1993, the Federal Communications Commission (‘‘FCC’’) allocated the 1900 MHz frequency block of the radio spectrum for wireless personal communications services. Wireless personal communications services differ from original analog cellular telephone service principally in that wireless personal communications services systems operate at a higher frequency and employ advanced digital technology. Analog-based networks send signals in which the transmitted signal resembles the input signal, the caller’s voice. Digital networks convert voice or data signals into a stream of digits that permit a single radio channel to carry multiple simultaneous transmissions. Digital networks also achieve greater frequency reuse than analog networks resulting in greater capacity than analog networks. This enhanced capacity, along with enhancements in digital protocols, allows digital-based wireless technologies, whether using wireless personal communications services or cellular frequencies, to offer new and enhanced services, including greater call privacy and more robust data transmission, such as facsimile, electronic mail and connecting notebook computers with computer/data networks.

Wireless digital signal transmission is accomplished through the use of various forms of frequency management technology or ‘‘air interface protocols.’’ The FCC has not mandated a universal air interface protocol for wireless personal communications services networks. Digital wireless personal communications networks operate under one of three principal air interface protocols: CDMA, time division multiple access (‘‘TDMA’’) or global system for mobile communications (‘‘GSM’’). TDMA and GSM communications are both time division multiple access networks but are incompatible with each other. CDMA is incompatible with both GSM and TDMA networks. Accordingly, a subscriber of a network that utilizes CDMA technology is unable to use a CDMA handset when traveling in an area not served by CDMA based wireless personal communications services operators, unless the customer carries a dual-band/dual-mode handset that permits the customer to use the analog cellular network in that area, if one is available. The same issue would apply to users of TDMA or GSM networks. All of the wireless personal communications services operators now have dual-mode or tri-mode handsets available to their customers. Because digital networks do not cover all areas in the country, these handsets will remain necessary for segments of the subscriber base.

Competition

Competition in the wireless telecommunications industry is intense. We compete with a number of wireless service providers in our markets. We believe that our primary competition is with national and regional wireless providers such as ALLTEL, Cingular Wireless, T-Mobile and Verizon Wireless. While we compete with one or more wireless carriers in each of the markets in our territory, none of these wireless service providers provide services in all of the markets in our territory.

We also face competition from resellers, which provide wireless services to customers but do not hold FCC licenses or own facilities. Instead, the resellers buy blocks of wireless telephone numbers and capacity from a licensed carrier and resell services through their own distribution network to the public.

In addition, we compete with existing communications technologies, such as paging, enhanced specialized mobile radio service dispatch and conventional landline telephone companies, in our markets. Potential users of wireless personal communications services networks may find their communications needs satisfied by other current and developing technologies. One- or two-way paging or beeper services that feature voice messaging and data display as well as tone-only service may be adequate for potential customers who do not need to speak to the caller.

In the future, we expect to face increased competition from entities providing similar services using other communications technologies, including satellite-based telecommunications and wireless cable networks. While some of these technologies and services are currently operational, others are being developed or may be developed in the future.

Many of our competitors have significantly greater financial and technical resources and larger subscriber bases than we do. In addition, some of our competitors may be able to offer regional coverage in areas not served by our network or the PCS network of Sprint Nextel, or, because of their calling volumes or relationships with other wireless providers, may be able to offer regional roaming rates that are lower than those that we offer. Wireless personal communications services operators will likely compete with us in providing some or all of the services available through our network and may provide services that we do not. Additionally, we expect that existing cellular providers will continue to upgrade their systems to provide digital wireless communication services that are competitive with those offered by Sprint Nextel.

We compete with a number of wireless carriers, including three other national wireless companies: Cingular Wireless, Verizon Wireless and T-Mobile. We also compete with regional providers of mobile wireless services, such as Alltel Corporation. Competition will increase to the extent that new firms enter the market as additional radio spectrum is made available for commercial wireless services. We also expect competition to increase as a result of other technologies and services that are developed and introduced in the future, including potentially those using unlicensed spectrum, including wireless fidelity, or WiFi. The continued addition of MVNOs also contributes to increased competition.

We will compete to attract and retain customers principally on the basis of:

•	services and features;

•	our network coverage and reliability; and

•	price.

Our ability to compete successfully will also depend, in part, on our ability to anticipate and respond to various competitive factors affecting the industry, including:

•	new services and technologies that may be introduced;

•	changes in consumer preferences;

•	demographic trends;

•	economic conditions; and

•	discount pricing strategies by competitors.

Pricing is an important factor in potential customers’ purchase decisions. To the extent that the competitive environment requires us to decrease prices or increase service and product offerings, our revenue could decline or our costs could increase. Competition in pricing and service and product offerings also may adversely impact customer retention. See ‘‘Item 1A. — Risk Factors — We face intense competition that may reduce our market share and harm our financial performance.’’

Intellectual Property

Sprint Nextel owns numerous patents, patent applications, service marks and trademarks in the United States and other countries. ‘‘Sprint,’’ ‘‘PowerVision’’ and ‘‘Sprint PCS’’ are registered trademarks of Sprint Nextel. We use the Sprint brand name, specified symbols and other service marks of Sprint in connection with marketing and providing wireless services within our territory. Under the terms of our trademark and service mark license agreements with Sprint Nextel, we do not pay a royalty fee for the use of the Sprint brand name and Sprint service marks.

Our trademark license and service mark agreements with Sprint Nextel contain numerous restrictions with respect to our use and modification of any of the licensed marks. See ‘‘Our Affiliation Agreements with Sprint PCS — The Trademark and Service Mark License Agreements’’ for more information on this topic.

Environmental Compliance

Our environmental compliance expenditures primarily result from the operation of standby power generators for our telecommunications equipment and compliance with various environmental rules during network build-out and operations. The expenditures arise in connection with standards compliance or permits, which are usually related to generators, batteries or fuel storage. Our environmental compliance expenditures have not been material to our financial statements or to our operations and are not expected to be material in the future.

Employees

As of December 31, 2005, we employed 282 full-time employees. None of our employees are represented by a labor union. We believe that our relations with our employees are good.

Our Affiliation Agreements with Sprint PCS

We have entered into four major affiliation agreements with Sprint PCS:

•	a management agreement;

•	a services agreement; and

•	two trademark and service mark license agreements with different Sprint Nextel entities.

Under our affiliation agreements with Sprint PCS, we have the right to provide certain wireless mobility communications services under the Sprint brand name in our territory. Sprint Nextel holds the spectrum licenses. Our affiliation agreements with Sprint Nextel require us to interface with the PCS network of Sprint Nextel by building our portion of the PCS network of Sprint Nextel to operate on the wireless personal communications services frequencies licensed to Sprint Nextel.

Alamosa Holdings, our parent corporation, is a wholly-owned subsidiary of Sprint Nextel. Sprint PCS also is wholly-owned by Sprint Nextel. Consequently, Sprint Nextel controls us and Sprint PCS and, subject to our obligations under the indentures under which our senior notes were issued, may seek to cause us to amend, modify or terminate any or all of the agreements and arrangements described below. The following is a description of the material terms and provisions of our affiliation agreements with Sprint PCS. This description does not restate such affiliation agreements in their entirety, and this description is qualified in its entirety by reference to all of the provisions of the affiliation agreements. We urge you to read the affiliation agreements because they, and not this description, define our rights and obligations, and those of Sprint PCS.

The Management Agreements – Under our management agreement with Sprint Nextel, we have agreed to:

•	own, construct and manage a wireless PCS network in our territory in compliance with FCC license requirements and other technical requirements contained in our management agreement;

•	distribute Sprint PCS products and services;

•	use Sprint Nextel’s and our own distribution channels in our territory;

•	conduct advertising and promotion activities in our territory; and

•	manage that portion of the wireless customer base assigned to our territory.

Sprint Nextel has the right to supervise our wireless PCS network operations and the right to unconditional access to our portion of the PCS network of Sprint Nextel.

Rights to Manage and Operate PCS Network – The Management Agreement sets forth our rights to manage and operate a wireless mobility communications network for Sprint Nextel in our territories, and restricts Sprint Nextel’s ability to own, operate, build or manage certain wireless mobility communications networks, or sell certain wireless services within specified geographical areas.

Sprint Nextel, among other things, is permitted to make national sales to companies in our territory, and to sell Sprint branded wireless products and services through national and regional distributors and to permit resale of Sprint branded wireless products and services in our territory.

Network Build-Out – Our management agreement specifies the terms of the Sprint Nextel affiliation, including the required network build-out plan. We have agreed by specified dates to cover a specified percentage of the population within each of the markets that make up our territory. Our management agreement also requires us to reimburse Sprint Nextel one-half of the microwave clearing costs for our territory. We are in compliance with our network build-out requirements and Sprint Nextel’s other program requirements.

Products and Services – Our management agreement identifies the products and services that we can offer in our territory. These services include, but are not limited to, Sprint branded wireless products and services available as of the date of the agreements, or as modified by Sprint PCS.

National Sales Programs – We must participate in the Sprint Nextel wireless sales programs for sales to Sprint Nextel’s corporate accounts and will pay the expenses and receive the compensation from Sprint Nextel relative to sales to customers of those accounts located in our territory. We must use Sprint Nextel’s long distance service, which we can buy at the best prices offered to comparably situated Sprint Nextel wholesale customers. However, under our management agreements, we may purchase private line capacity for call routing directly from Sprint Nextel, if we can obtain more favorable terms, and Sprint Nextel has agreed to provide us with such capacity at the best price offered to similarly situated third parties. Under our management agreements, we are prohibited from reselling long distance service to other carriers. However, we may (i) transport long distance calls for customers, (ii) transport long distance calls for resellers when such resale is subject to FCC mandate or when Sprint Nextel chooses to make such resale available, or (iii) transport long distance calls for purposes of roaming.

Service Pricing, Roaming and Fees – We must offer PCS subscriber pricing plans from Sprint Nextel designated for regional or national offerings. We are permitted to establish our own local price plans for PCS products and services offered only in our territory, subject to Sprint Nextel’s approval. We are entitled to receive a weekly fee from Sprint Nextel equal to 92% of net ‘‘billed revenues’’ related to customer activity less applicable write-offs. Outbound non-Sprint PCS roaming billed to subscribers based in our territory, proceeds from the sales of handsets and accessories and amounts collected with respect to taxes and proceeds from sales of our products and services are not considered ‘‘billed revenues.’’ Billed revenues generally include all other customer account activity for Sprint branded wireless products and services in our territory, which includes such activities billed to, attributed to or otherwise reflected in customers’ accounts. We are generally entitled to 100% of the proceeds from customers for equipment and accessories sold or leased by us and to 92% of any federal or state subsidies attributable to our territory or customers. Many subscribers of Sprint branded wireless services purchase bundled pricing plans that allow roaming anywhere on the nationwide PCS network of Sprint Nextel without incremental PCS roaming charges. However, we will earn Sprint PCS roaming revenue for every minute that a subscriber of Sprint branded wireless services from outside our territory enters our territory and uses our personal communications services, which is offset against amounts we owe as expenses for every minute that our subscribers use services outside our territory. The analog roaming rate onto a non-Sprint PCS provider’s network is set under Sprint Nextel’s third party roaming agreements.

Vendor Purchase Agreements – We may participate in discounted volume-based pricing on wireless-related products and warranties Sprint Nextel receives from its vendors. Sprint Nextel will use commercially reasonable efforts to obtain for us the same prices as Sprint Nextel receives from its vendors.

Advertising and Promotions – Sprint Nextel uses national as well as regional television, radio, print, outdoor and other advertising campaigns to promote its products. We benefit from the national advertising at no additional cost to us. In addition to Sprint Nextel’s national advertising campaigns, we advertise and promote Sprint branded products and services on a local level in our markets at our cost. We have the right to use any promotion or advertising materials relating to Sprint branded wireless products and services developed by Sprint Nextel and have to pay only the incremental cost of using those materials, such as the cost of local radio and television advertisement placements and incremental printing costs. Sprint Nextel also runs numerous promotional campaigns which provide customers with benefits such as additional features at the same rate or free minutes of use for limited time periods. We offer these promotional campaigns to potential customers in our territory.

Program Requirements – We must comply with the Sprint Nextel program requirements for technical standards, customer service standards, roaming coverage and national and regional distribution and national accounts programs. Sprint Nextel can adjust the program requirements at any time. Under our management agreement, we can decline to implement changes in the program requirements under certain circumstances.

Non-Competition – We may not offer Sprint PCS products and services outside our territory without the prior written approval of Sprint Nextel. We may offer, market or promote telecommunications products and services within our territories only under the Sprint brand, our own brand, brands of our related parties or other products and services approved under our management agreement, except that no brand of a significant competitor of Sprint Nextel or its related parties may be used for those products and services. To the extent we have or will obtain licenses to provide wireless personal communications services outside our territory, we may not use the spectrum to offer Sprint branded products and services without prior written consent from Sprint Nextel.

Inability to Use Non-Sprint Brand – We may not market, promote, advertise, distribute, lease or sell any of the Sprint branded products and services on a non-branded, ‘‘private label’’ basis or under any brand, trademark or trade name other than the Sprint brand, except for sales to resellers or as otherwise permitted under the trademark and service mark license agreements.

Transfer of the PCS Network – In conjunction with the sale of its wireless PCS network, Sprint Nextel can sell, transfer or assign its wireless PCS network and any of its FCC licenses to a third party if the third party agrees to be bound by the terms of our management agreement and our services agreement.

Rights of First Refusal – Sprint Nextel has rights of first refusal to buy our assets upon a proposed sale of all or substantially all of our assets used in the operation of our portion of the PCS network of Sprint Nextel.

Term – Our management agreement has an initial term of 20 years with three 10-year renewal options, which would lengthen the management agreement to a total term of 50 years. The three 10-year renewal terms are automatically effectuated unless either Sprint Nextel provides us or we provide Sprint Nextel with two years prior written notice to terminate the agreement or unless we are in material default of our obligations under such agreement.

Termination of Our Management Agreement – Our management agreement can be terminated as a result of the following events:

•	termination of the spectrum licenses used in the CDMA network providing Sprint branded wireless services;

•	an uncured breach under our management agreement;

•	bankruptcy of a party to the management agreement;

•	our management agreement not complying with any applicable law in any material respect; or

•	the termination of our trademark and service mark license agreements.

If we have the right to terminate our management agreements because of an event of termination caused by Sprint Nextel, generally we may:

•	require Sprint Nextel to purchase all of our operating assets used in connection with our portion of the PCS network of Sprint Nextel for an amount equal to at least 88% of our ‘‘entire business value’’ as defined below;

•	in all areas in our territory where Sprint Nextel is the licensee for 20 MHz or more of the spectrum used in the CDMA network providing Sprint branded wireless services on the date it terminates our management agreements, require Sprint Nextel to assign to us, subject to governmental approval, up to 10 MHz of such licensed spectrum for an amount equal to the greater of either the original cost to Sprint Nextel of the license plus any microwave clearing costs paid by Sprint Nextel or 9% of our ‘‘entire business value;’’ or

•	choose not to terminate our management agreement and sue Sprint Nextel for damages or submit the matter to arbitration.

If Sprint Nextel has the right to terminate our management agreement because of an event of termination caused by us, generally Sprint Nextel may:

•	require us to sell our operating assets to Sprint Nextel for an amount equal to 72% of our ‘‘entire business value;’’

•	require us to purchase, subject to governmental approval, the licensed spectrum used in the CDMA network providing Sprint branded wireless services in our territory for an amount equal to the greater of either the original cost to Sprint Nextel of the license plus any microwave clearing costs paid by Sprint Nextel or 10% of our ‘‘entire business value;’’

•	take any action as Sprint Nextel deems necessary to cure the breach of our management agreement, including assuming responsibility for, and operating, our portion of the PCS network of Sprint Nextel; or

•	not terminate our management agreement and sue us for damages or submit the matter to arbitration.

Non-Renewal – If Sprint Nextel gives us timely notice that it does not intend to renew our management agreement, we may:

•	require Sprint Nextel to purchase all of our operating assets used in connection with our portion of the PCS network of Sprint Nextel for an amount equal to 80% of our ‘‘entire business value;’’ or

•	in all areas in our territory where Sprint Nextel is the licensee for 20 MHz or more of the spectrum used in the CDMA network providing Sprint branded wireless services on the date it terminates such management agreement, require Sprint Nextel to assign to us, subject to governmental approval, up to 10 MHz of such licensed spectrum for an amount equal to the greater of either the original cost to Sprint Nextel of the license plus any microwave clearing costs paid by Sprint Nextel or 10% of our ‘‘entire business value.’’

If we give Sprint Nextel timely notice of non-renewal, or we and Sprint Nextel both give notice of non-renewal, or our management agreement expires with neither party giving a written notice of non-renewal, or if our management agreement can be terminated for failure to comply with legal requirements or regulatory considerations, Sprint Nextel may:

•	purchase all of our operating assets for an amount equal to 80% of our ‘‘entire business value;’’ or

•	require us to purchase, subject to governmental approval, the licensed spectrum used in the CDMA network providing Sprint branded wireless services in our territories for an amount equal to the greater of either the original cost to Sprint Nextel of the license plus any microwave clearing costs paid by Sprint Nextel or 10% of our ‘‘entire business value.’’

Determination of Entire Business Value – If our ‘‘entire business value’’ is to be determined, Sprint Nextel and we will each select one independent appraiser and the two appraisers will select a third appraiser. The three appraisers will determine our ‘‘entire business value’’ on a going concern basis using the following principles:

•	the ‘‘entire business value’’ is based on the price a willing buyer would pay a willing seller for the entire ongoing business;

•	then-current customary means of valuing a wireless telecommunications business will be used;

•	the business is conducted under the Sprint Nextel brand and our affiliation agreements with Sprint Nextel;

•	we own the spectrum and frequencies presently owned by Sprint Nextel and subject to our affiliation agreements with Sprint Nextel; and

•	the valuation will not include any value for businesses not directly related to the PCS products and services from Sprint Nextel, and those businesses will not be included in the sale.

Insurance – We are required to obtain and maintain with financially reputable insurers who are licensed to do business in all jurisdictions where any work is performed under our management agreement and who are reasonably acceptable to Sprint Nextel, workers’ compensation insurance, commercial general liability insurance, business automobile insurance, umbrella excess liability insurance and ‘‘all risk’’ property insurance.

Indemnification – We have agreed to indemnify Sprint Nextel and its directors, employees and agents and related parties of Sprint Nextel and their directors, employees and agents against any and all claims against any of the foregoing arising from our violation of any law, a breach by us of any representation, warranty or covenant contained in our management agreement or any other agreement between us and Sprint Nextel, our ownership of the operating assets or the actions or the failure to act of anyone employed or hired by us in the performance of any work under such agreement, except that we will not be obligated to indemnify Sprint Nextel for any claims arising solely from the negligence or willful misconduct of Sprint Nextel. Sprint Nextel has agreed to indemnify us and our directors, employees and agents against all claims against any of the foregoing arising from Sprint Nextel’s violation of any law and from Sprint Nextel’s breach of any representation, warranty or covenant contained in our management agreement or any other agreement between us and Sprint Nextel, except Sprint Nextel will not be obligated to indemnify us for any claims arising solely from our negligence or willful misconduct.

Dispute Resolution – If the parties cannot resolve any dispute between themselves, either party to the agreement may continue to operate under the agreement and sue the other party for damages or seek other appropriate remedies as provided in the agreement.

The Services Agreements

Pursuant to the September 2004 amendment to our services agreement, Sprint Nextel consolidated support services relating to billing, customer care, collections, network operations control center monitoring, national platform interconnectivity, voice mail, directory assistance, operator services and roaming clearinghouse services into one back office service referred to as Sprint Nextel CCPU service, all of which support services we had been purchasing prior to the consolidation. Sprint Nextel also consolidated services relating to subscriber activation, credit verification, handset logistics and handset carrying and obsolescence costs into a category referred to as Sprint Nextel CPGA service, all of which services and/or costs, prior to the consolidation, we had been purchasing in the case of the services or bearing in the case of the costs. We have agreed to continue to purchase the Sprint Nextel CPGA service from Sprint Nextel.

We have agreed with Sprint Nextel to indemnify each other as well as officers, directors, employees and certain other related parties and their officers, directors and employees for violations of law or the services agreement except for any liabilities resulting from the indemnitee’s negligence or willful misconduct. The services agreement also provides that no party to the agreement will be liable to the other party for special, indirect, incidental, exemplary, consequential or punitive damages, or loss of profits arising from the relationship of the parties or the conduct of business under, or breach of, the services agreement except as may otherwise be required by the indemnification provisions.

The Trademark and Service Mark License Agreements

We have a non-transferable license to use, at no additional cost to us, the Sprint brand name and specified symbols, and several other U.S. trademarks and service marks. We believe that the Sprint brand name and symbols enjoy a high degree of recognition, providing us an immediate benefit in the market place. Our use of the licensed marks is subject to our adherence to quality standards determined by Sprint Nextel and use of the licensed marks in a manner, which would not reflect adversely on the image of quality symbolized by the licensed marks. We have agreed to promptly notify Sprint Nextel of any infringement of any of the licensed marks within our territories of which we become aware and to provide assistance to Sprint Nextel in connection with Sprint Nextel’s enforcement of its rights. We have agreed with Sprint Nextel that we will indemnify the other for losses incurred in connection with a material breach of the trademark license agreements between Sprint Nextel and us. In addition, we have agreed to indemnify Sprint Nextel from any loss suffered by reason of our use of the licensed marks or marketing, promotion, advertisement, distribution, lease or sale of any Sprint Nextel products and services other than losses arising solely out of our use of the licensed marks in compliance with certain guidelines.

Sprint Nextel can terminate our trademark and service mark license agreements if we file for bankruptcy or materially breach our agreement or if our management agreements are terminated. We can terminate our trademark and service mark license agreements upon Sprint Nextel’s abandonment of the licensed marks or if Sprint Nextel files for bankruptcy or our management agreements are terminated. However, Sprint Nextel can assign its interests in the licensed marks to a third party if that third party agrees to be bound by the terms of our trademark and service mark license agreements.

Regulatory Environment

Regulation of the Wireless Telecommunications Industry

The FCC can have a substantial impact upon entities that manage wireless personal communications service systems and/or provide wireless personal communications services because the FCC regulates the licensing, construction, operation, acquisition and interconnection arrangements of wireless telecommunications systems in the United States.

The FCC has promulgated a series of rules, regulations and policies to, among other things:

•	grant or deny licenses for wireless personal communications service frequencies;

•	grant or deny wireless personal communications service license renewals;

•	rule on assignments and/or transfers of control of wireless personal communications service licenses;

•	govern the interconnection of wireless personal communications service networks with other wireless and wireline service providers;

•	establish access and universal service funding provisions;

•	establish service requirements such as enhanced 911 service;

•	impose fines and forfeitures for violations of any of the FCC’s rules;

•	regulate the technical standards of wireless personal communications services networks; and

•	govern certain aspects of the relationships between carriers and customers, such as the use of personal information and number portability.

Transfers and Assignments of Wireless Personal Communications Services Licenses

The FCC must give prior approval to the assignment of, or transfers involving substantial changes in ownership or control of, a wireless personal communications service license. The FCC’s approval procedures for assignments and transfers of control of wireless licenses provide public notice periods that offer an opportunity for filing oppositions with the FCC. Non-controlling interests in an entity that holds a wireless personal communications service license or operates wireless personal communications service networks generally may be bought or sold without prior FCC approval. In addition, the FCC requires only post-consummation notification of pro forma assignments or transfers of control of commercial mobile radio service licenses.

Conditions of Wireless Personal Communications Services Licenses

All wireless personal communications service licenses are granted for ten-year terms conditioned upon timely compliance with the FCC’s build-out requirements. Pursuant to the FCC’s build-out requirements, all 30 MHz broadband wireless personal communications service licensees must construct facilities that offer coverage to one-third of the population in their licensed areas within five years and to two-thirds of the population in such areas within ten years, and all 10 MHz broadband wireless personal communications services licensees must construct facilities that offer coverage to at least one-quarter of the population in their licensed areas within five years or make a showing of ‘‘substantial service’’ within that five-year period.

If the build-out requirements are not met, wireless personal communications service licenses could be forfeited. The FCC also requires licensees to maintain control over their licenses. Our affiliation agreements with Sprint PCS reflect management agreements that the parties believe meet the FCC requirements for licensee control of licensed spectrum.

Wireless Personal Communications Services License Renewal

Wireless personal communications service licensees can renew their licenses for additional ten-year terms. Renewal applications are not subject to auctions; however, under the FCC’s rules, third parties may oppose renewal applications and/or file competing applications. If one or more competing applications is filed, the renewal applicant must show that it has:

•	provided ‘‘substantial service’’ during its license term; and

•	substantially complied with all applicable laws and FCC rules and policies.

The FCC’s rules define ‘‘substantial service’’ in this context as service that is sound, favorable and substantially above the level of mediocre service that might minimally warrant renewal. A successful showing results in a ‘‘renewal expectancy’’ which is the most important factor in the FCC’s comparative renewal process. This renewal expectancy and the FCC’s procedures make it very likely that Sprint Nextel will retain the wireless personal communications service licenses that we manage for the foreseeable future.

Interconnection

The FCC has the authority to order interconnection between CMRS providers and incumbent local exchange carriers. The FCC has ordered local exchange carriers to provide reciprocal compensation to commercial mobile radio service providers for the termination of traffic. Interconnection agreements are negotiated on a state-wide basis and are subject to state approval.

The FCC rules and rulings, as well as state proceedings, and a review by courts of such rules and rulings directly impact the nature and cost of the facilities necessary for interconnection of the PCS networks of Sprint with local, national and international telecommunications networks. They also determine the nature and amount of revenues that we and Sprint Nextel can receive for terminating calls originating on the networks of local exchange and other telecommunications carriers.

Other FCC Requirements

CMRS providers, including Sprint Nextel, are required to permit manual roaming on their networks. With manual roaming, any user whose mobile phone is technically capable of connecting with a carrier’s system must be able to make a call by providing a credit card number or making some other arrangement for payment. Since October 2000, the FCC has been considering changes in its rules that may terminate the manual roaming requirement and may impose automatic roaming obligations, under which users with capable equipment would be permitted to originate or terminate calls without taking action other than turning on the mobile phone.

FCC rules require personal communications services and other CMRS providers to implement enhanced emergency 911 capabilities that provide the location of wireless 911 callers to ‘‘Public Safety Answering Points.’’ Sprint Nextel has completed its PCS network upgrade to support enhanced 911 service, but actual availability of this service requires action by local governments. Some states and local governments have imposed fees on wireless carriers to support local implementation of the service. Carriers are generally able to pass these fees along to consumers. Emergency 911 services may afford wireless carriers substantial and attractive new service and marketing opportunities.

Communications Assistance for Law Enforcement

The Communications Assistance for Law Enforcement Act, or CALEA, requires telecommunications carriers, including Sprint Nextel, to modify equipment, facilities and services to allow for authorized electronic surveillance based on either industry or FCC standards. In September 2005, the FCC extended CALEA obligations to facilities-based broadband Internet access providers and to interconnected VoIP providers, whether wireline or wireless. The FCC has pending a range of issues involving CALEA, including CALEA compliance extensions and exemptions, cost recovery issues, identification of future services and entities subject to CALEA and enforcement matters. Sprint Nextel’s networks were built to industry standards, and those standards include the ability for law enforcement to conduct authorized surveillance. Sprint Nextel has sought an extension of CALEA deadlines for packet-mode data services and this request remains pending. If Sprint Nextel’s extension requests are not granted, it could be subject to fines if it is unable to comply with a surveillance request from a law enforcement agency.

Privacy of Customer Information

All telecommunications carriers, including wireless carriers, must protect certain customer information from unauthorized disclosure. This information, known as Customer Proprietary Network Information (‘‘CPNI’’) includes personally identifiable information derived from a customer’s relationship with the carrier. The FCC has recently received reports that numerous online data brokers and private investigators advertise their ability to obtain CPNI, including telephone call records, without the knowledge and consent of customers. The FCC has initiated a proceeding to determine whether additional requirements are necessary to protect CPNI against unauthorized access by means of ‘‘pretexting,’’ which is the false representation to a carrier that a person making an inquiry is a company employee or a particular customer, or by ‘‘hacking’’ or otherwise obtaining unauthorized access to carrier databases that contain CPNI. It is possible that this proceeding could result in additional regulations and costs for wireless carriers and their agents and managers.

Other Federal Regulations

Sprint Nextel and its PCS Affiliates must bear the expense of compliance with FCC and Federal Aviation Administration regulations regarding the siting, lighting and construction of transmitter towers and antennas. In addition, FCC environmental regulations may cause some of the Company’s base station locations to become subject to the additional expense of regulation under the National Environmental Policy Act. The FCC is required to implement this Act by requiring service providers to meet land use and radio emissions standards.

Universal Service

The FCC and certain states have established ‘‘universal service’’ programs to ensure that affordable, quality telecommunications services are available to all Americans. Sprint Nextel is required to contribute to the federal universal service program as well as existing state programs. The FCC has determined that Sprint Nextel’s ‘‘contribution’’ to the federal universal service program is a variable percentage of ‘‘end-user telecommunications revenues.’’ Although many states have adopted a similar assessment methodology, the states are free to calculate telecommunications service provider contributions in any manner they choose as long as the process is not inconsistent with the FCC’s rules. Wireless entities may receive state commission designation as ‘‘eligible telecommunications carriers,’’ enabling them to receive federal and state universal service support, and compete with wireline telephone companies for universal service revenue.

Voice Over Internet Protocol

The FCC is investigating the type of regulation that it should apply to VoIP. In a November 2004 decision, the FCC concluded that at least one form of VoIP is an unregulated information service, rather than a telecommunications service, and as such is not subject to state regulation or universal service contributions. Currently VoIP providers do not generally compensate carriers for termination of calls on their networks through reciprocal compensation or access charges. Additional decisions by the FCC are expected to further clarify the regulatory status of VoIP offerings, which may affect their relationships with telecommunications carriers.

Wireless Facilities Siting

Wireless systems must comply with various federal, state and local regulations that govern the siting, lighting and construction of transmitter towers and antennas, including regulations promulgated by the FCC and Federal Aviation Administration, or FAA. FCC rules subject certain cell site locations to environmental and historic preservation statutory requirements. To the extent governmental agencies impose additional requirements on the tower siting process, the time and cost to construct cell towers could be negatively impacted.

State Regulation of Wireless Service

Section 332 of the Communications Act of 1934, as amended, preempts states from regulating the rates and entry of CMRS providers. Section 332 does not prohibit a state from regulating the other terms and conditions of commercial mobile services, including certain consumer billing information and practices, billing disputes and other consumer protection matters. Some states have proposed or adopted ‘‘Wireless Consumer Bill of Rights’’ requirements pursuant to this authority. These laws may add significant compliance costs in states where they are effective.

Available Information

The Company’s Internet address is www.alamosapcs.com and Sprint Nextel’s Internet address is www.sprint.com. We make available free of charge through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Information contained on the web site is not part of this report.

The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

ITEM 1A.	RISK FACTORS.

Risks Relating to Our Business, Strategy and Operations

We may not sustain operating profitability or positive cash flows.

We have a limited operating history and have incurred significant losses in the past. Our future operating profitability and cash flows from operating activities will depend upon many factors, including, among others, our ability to market Sprint branded wireless products and services, achieve projected market penetration and manage subscriber turnover rates. We will have to dedicate a substantial portion of any future cash flows from operations to make interest and principal payments on our consolidated debt, which will reduce funds available for other purposes. If we do not maintain positive cash flows from operations, or if our operating cash flows are insufficient to cover our debt obligations in the future, we may be unable to conduct our business in an effective or competitive manner.

If we receive less revenues or incur more fees than we anticipate for PCS roaming from Sprint Nextel, our results of operations may be negatively affected.

We are paid a fee from Sprint Nextel or a PCS Affiliate of Sprint Nextel for every minute that Sprint Nextel’s or that affiliate’s subscribers use our portion of the PCS network of Sprint Nextel. Similarly, we pay a fee to Sprint Nextel or another PCS Affiliate of Sprint Nextel for every minute that our subscribers use the PCS network of Sprint Nextel or another PCS Affiliate of Sprint Nextel outside our territory. Subscribers based in our territory may spend more time in other coverage areas than we anticipate, and wireless customers from outside our territory may spend less time in our territory or may use our services less than we anticipate. As a result, we may receive less roaming revenue and/or have to pay more in roaming fees than we collect in roaming revenue. Our ratio of inbound to outbound roaming minutes with Sprint PCS was approximately 1.17 to 1 in 2005. We expect this ratio to decline to approximately 1 to 1 over time.

We are a consumer business and a recession in the United States involving significantly lowered consumer spending could negatively affect our results of operations.

Our primary customer base is individual consumers, and in the event that the economic downturn that the United States and other countries have recently experienced becomes more pronounced or lasts longer than currently expected and spending by individual consumers drops significantly, our business may be negatively affected.

Roaming and wholesale revenue from subscribers of wireless communications providers other than Sprint Nextel and PCS Affiliates of Sprint Nextel may decline in the future.

We derive a significant amount of roaming and wholesale revenue from wireless communications providers other than Sprint Nextel and PCS Affiliates of Sprint Nextel for permitting their subscribers to roam on or use on a wholesale basis our portion of the PCS network of Sprint Nextel when they are in our territory. We do not have agreements directly with these providers. Instead, we rely on roaming or wholesale arrangements that Sprint Nextel has negotiated. If the rates offered by Sprint Nextel are not attractive, these other wireless communications providers may decide to build-out their own networks in our territory or enter into roaming arrangements with our competitors who also already have networks in our territory. The loss of all or a significant portion of this revenue would have a material adverse effect on our financial condition and operating results.

Our roaming arrangements may not be competitive with other wireless service providers, which may restrict our ability to attract and retain customers and thus may adversely affect our operations.

We do not have agreements directly with other wireless service providers for roaming coverage outside our territory. Instead, we rely on roaming arrangements that Sprint Nextel has negotiated with other wireless service providers for coverage in these areas. Some risks related to these arrangements are as follows:

•	the arrangements may not benefit us in the same manner that they benefit Sprint Nextel;

•	the quality of the service provided by another provider during a roaming call may not approximate the quality of the service provided by Sprint Nextel or other PCS Affiliate of Sprint Nextel;

•	the price of a roaming call may not be competitive with prices charged by other wireless companies for roaming calls;

•	customers must end a call in progress and initiate a new call when leaving the PCS network of Sprint Nextel or other PCS Affiliate of Sprint Nextel and entering another wireless network;

•	Sprint Nextel wireless customers may not be able to use advanced PCS features from Sprint Nextel, such as PCS Vision, while roaming;

•	Sprint Nextel or the carriers providing the service may not be able to provide us with accurate billing information on a timely basis; and

•	if Sprint Nextel wireless customers are not able to have a similar wireless experience as when they are on the PCS network of Sprint Nextel or other PCS Affiliate of Sprint Nextel, we may lose current subscribers and Sprint branded wireless products and services may be less attractive to potential new customers.

Risks Related to Our Indebtedness

Our substantial leverage could adversely affect our financial health.

We are highly leveraged. As of December 31, 2005, our total outstanding debt was approximately $345 million. As of December 31, 2005, such indebtedness represents approximately 47% of our total capitalization, which includes total outstanding debt and stockholder’s equity as presented in our consolidated balance sheet at December 31, 2005. The indentures governing our existing senior notes permit us and our subsidiaries to incur additional indebtedness subject to certain limitations. Our substantial indebtedness could adversely affect our financial health by, among other things:

•	increasing our vulnerability to adverse economic conditions;

•	limiting our ability to obtain any additional financing we may need to operate, develop and expand our business;

•	requiring us to dedicate a substantial portion of any cash flows from operations to service our debt, which reduces the funds available for operations and future business opportunities; and

•	potentially making us more highly leveraged than our competitors, which could potentially decrease our ability to compete in our industry.

The ability to make payments on our debt will depend upon our future operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control. If the cash flows from our operating activities is insufficient to service our debt obligations, we may take actions, such as delaying or reducing capital expenditures, attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital.

The terms of our debt place restrictions on us and our subsidiaries, which may limit our operating flexibility.

The indentures governing certain of our senior notes impose material operating and financial restrictions on us and our subsidiaries. These restrictions, subject in certain cases to ordinary course of business and other exceptions, may limit our ability and the ability of our subsidiaries to engage in some transactions, including the following:

•	incurring additional debt or in the case of our guarantor subsidiaries, issuing capital stock to a third party;

•	paying dividends, redeeming capital stock or making other restricted payments or investments;

•	creating liens on assets;

•	merging, consolidating or disposing of assets;

•	entering into transactions with affiliates; and

•	changing lines of business.

These restrictions could limit our ability to obtain debt financing, refinance or pay principal or interest on our outstanding debt, complete acquisitions for cash or debt, or react to changes in our operating environment. Any future debt that we incur may contain similar or more restrictive covenants.

Risks Related to the Wireless Personal Communications Services Industry

We face intense competition that may reduce our market share and harm our financial performance.

We face intense competition. Our ability to compete effectively depends on, among other things, the factors discussed below.

The blurring of the traditional dividing lines between local, long distance, wireless, video and Internet services contribute to increased competition.

The traditional dividing lines between long distance, local, wireless, cable and Internet services are increasingly becoming blurred. Through mergers, joint ventures and various service expansion strategies, major providers are striving to provide integrated services in many of the markets we serve. This trend is also reflected in changes in the regulatory environment that have encouraged competition and the offering of integrated services.

We expect competition to intensify as a result of the entrance of new competitors or the expansion of services offered by existing competitors, and the rapid development of new technologies, products and services. We cannot predict which of many possible future technologies, products or services will be important to maintain our competitive position or what expenditures we will be required to make in order to develop and provide these technologies, products or services. To the extent we do not keep pace with technological advances or fail to timely respond to changes in the competitive environment affecting our industry, we could lose market share or experience a decline in revenue, cash flows and net income. As a result of the financial strength and benefits of scale enjoyed by some of our competitors, they may be able to offer services at lower prices than we can, thereby adversely affecting our revenues, growth and profitability.

If we are not able to attract and retain customers, our financial performance could be impaired.

Our ability to compete successfully for new customers and to retain our existing customers will depend on:

•	our marketing and sales and service delivery activities;

•	our ability to anticipate and develop new or enhanced services that are attractive to existing or potential customers; and

•	our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced by our competitors, changes in consumer preferences, demographic trends, economic conditions and discount pricing and other strategies that may be implemented by our competitors.

A key element in the economic success of communications carriers is the ability to retain customers as measured by the rate of subscriber churn. Our ability to retain customers and reduce our rate of churn is affected by a number of factors including, with respect to our wireless business, the actual or perceived quality and coverage of our network and the attractiveness of our service offerings. Our ability to retain customers in our business also is affected by competitive pricing pressures and the quality of our customer service. Our efforts to reduce churn may not be successful. A high rate of churn could impair our ability to increase the revenues of, or cause a deterioration in the operating margins of, our wireless operations or our operations as a whole.

As the wireless market matures, we must increasingly seek to attract customers from competitors and face increased credit risk from first time wireless subscribers.

We increasingly must attract a greater proportion of our new customers from our competitors' existing customer bases rather than from first time purchasers of wireless services. The higher market penetration also means that customers purchasing wireless services for the first time, on average, have a lower credit rating than existing wireless users, which generally results in both a higher churn rate due to involuntary churn and in a higher bad debt expense.

Competition and technological changes in the market for wireless services could negatively affect our average revenue per user, subscriber churn, ability to attract new subscribers, and operating costs, which would adversely affect our revenues, growth and profitability.

We compete with several other wireless service providers in each of the markets in which we provide wireless services. As competition among wireless communications providers has increased, we have created pricing plans that have resulted in declining average revenue per minute of use for voice services, a trend which we expect will continue. Competition in pricing and service and product offerings may also adversely impact customer retention, which would adversely affect our results of operations.

The wireless communications industry is experiencing significant technological change, including improvements in the capacity and quality of digital technology such as the move to third generation, or 3G, wireless technology and the deployment of unlicensed spectrum devices. This causes uncertainty about future subscriber demand for our wireless services and the prices that we will be able to charge for these services. The rapid change in technology may lead to the development of wireless communications technologies or alternative services that exceed our levels of service or that consumers prefer over our services. If we are unable to meet future advances in competing technologies on a timely basis, or at an acceptable cost, we may not be able top compete effectively and could lose customers to our competitors.

Mergers or other combinations involving our competitors and new entrants, including MVNOs, beginning to offer wireless services may also continue to increase competition. These wireless operators may be able to offer subscribers network features or products and services not offered by us, coverage in areas not served by either of our wireless networks or pricing plans that are lower than those offered by us, all of which would negatively affect our average revenue per user, subscriber churn, ability to attract new subscribers and operating costs.

Failure to improve wireless subscriber service and to continue to enhance the quality and features of our wireless networks and meet capacity requirements of our subscriber growth could impair our financial performance and adversely affect our results of operations.

We must continually make investments and incur costs in order to improve our wireless subscriber service and remain competitive. In connection with our continuing enhancement of the quality of our wireless networks and related services, we must:

•	maintain and expand the capacity and coverage of our networks;

•	secure sufficient transmitter and receiver sites and obtain zoning and construction approvals or permits at appropriate locations; and

•	obtain adequate quantities of system infrastructure equipment and handsets, and related accessories to meet subscriber demand.

Network enhancements may not occur as scheduled or at the cost that we have estimated. Delays or failure to add network capacity, or increased costs of adding capacity, could limit our ability to satisfy our wireless subscribers, resulting in decreased revenues. Even if we continuously upgrade our wireless networks, there can be no assurance that existing subscribers will not prefer features of our competitors and switch wireless providers.

Failure of Sprint Nextel to complete development, testing and deployment of new technology that supports new services could affect our ability to compete in the industry and the technology we use places us at a competitive disadvantage.

Sprint Nextel develops, tests and makes available to us various new technologies and support systems intended both to enhance our competitiveness by supporting new services and features and reducing the costs associated with providing those services. Successful development and implementation of technology upgrades depend, in part, on the willingness of third parties to develop new applications in a timely manner. Sprint Nextel may not successfully complete the development and rollout of new technology and related features or services in a timely manner, and they may not be widely accepted by our customers or may not be profitable, in which case we could not recover our investment in the technology. Deployment of technology supporting new service offerings may also adversely affect the performance or reliability of our networks with respect to both the new and existing services. Any resulting customer dissatisfaction could affect our ability to retain customers and have an adverse effect on our results of operations and growth prospects.

Our wireless networks provide services utilizing CDMA technology. Wireless subscribers served by this technology represents a smaller portion of global wireless subscribers than the subscribers served by wireless networks that utilize GSM technology. As a result, our costs with respect to CDMA network equipment and handsets are generally higher than the comparable costs incurred by our competitors who use GSM technology.

Regulation by government agencies and taxing authorities may increase our costs of providing service or require us to change our services.

Our operations and those of Sprint Nextel may be subject to varying degrees of regulation by the FCC, the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection Agency, the Occupational Safety and Health Administration and state and local regulatory agencies and legislative bodies. Adverse decisions or regulations of these regulatory bodies could negatively impact Sprint Nextel’s operations and our costs of doing business.

Concerns over health risks posed by the use of wireless handsets may reduce the consumer demand for our services.

Portable communications devices have been alleged to pose health risks, including cancer, due to radio frequency emissions from these devices. Purported class actions and other lawsuits have been filed against numerous wireless carriers, including us, seeking not only damages but also remedies that could increase our cost of doing business. We cannot be sure of the outcome of those cases or that our business and financial condition will not be adversely affected by litigation of this nature or public perception about health risks. The actual or perceived risk of mobile communications devices could adversely affect us through a reduction in subscribers, reduced network usage per subscriber or reduced financing available to the mobile communications industry. Further research and studies are ongoing, and we cannot be sure that additional studies will not demonstrate a link between radio frequency emissions and health concerns.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our headquarters is located in Lubbock, Texas and we lease space in a number of locations, primarily for our retail stores, base stations and switching centers. As of December 31, 2005, we leased space for 28 retail stores, 3 kiosks and 2 switching centers. As of December 31, 2005, we leased space for the placement of 1,045 sites. 1,044 are located on towers or other structures owned by others. 1 of these sites is on a structure owned by us. In cases where we own the structure, we typically lease the location where the structure is placed. We co-locate with other wireless service providers with respect to approximately 86% of our sites. We believe that our facilities are adequate for our current operations and that additional leased space can be obtained if needed on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS.

In May 2002, putative class action complaints were filed in the United States District Court for the Northern District of Georgia against (a) AirGate PCS, Inc., Thomas M. Dougherty, Barbara L. Blackford, and Alan B. Catherall (the ‘‘AirGate Defendants’’), and (b) Credit Suisse First Boston, Lehman Brothers, UBS Warburg LLC, William Blair & Company, Thomas Wiesel Partners LLC and TD Securities (the ‘‘Underwriter Defendants’’).  The complaints alleged that the prospectus used in connection with the secondary offering of AirGate stock by certain former stockholders of iPCS, a former subsidiary of AirGate, on December 18, 2001 contained materially false and misleading statements and omitted material information necessary to make the statements in the prospectus not false and misleading. After initially denying motions for appointment of lead plaintiffs and lead plaintiffs’ counsel, the Court granted a modified renewed motion for appointment of lead plaintiffs and lead plaintiffs’ counsel on August 17, 2004.  Pursuant to a consent scheduling order, lead plaintiffs filed a consolidated amended class action complaint on October 15, 2004, naming the same defendants (the "Consolidated Complaint").

The Consolidated Complaint asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 based on a number of purported false or misleading statements in the prospectus.  Plaintiffs’ claims are premised on allegations, among others, that (i) AirGate’s business plan was not ‘‘fully funded,’’ contrary to what was asserted in the prospectus; (ii) disclosures in the prospectus regarding the churn rate experienced by AirGate were untrue and/or misleading; (iii) AirGate did not have strong future revenue and profit growth prospects based on its rapid customer growth, contrary to what was allegedly asserted in the prospectus; (iv) AirGate’s allowance for doubtful accounts was understated in its fiscal 2001 financial statements, and hence AirGate understated its net losses for 2001 and the prospectus incorrectly stated that AirGate’s financial statements complied with generally accepted accounting principles; (v) iPCS’s network build-out was not nearly complete, contrary to what was allegedly asserted in the prospectus; and (vi) the iPCS merger did not significantly enhance shareholder value, contrary to alleged assertions in the prospectus.

On December 30, 2004, the AirGate Defendants and the Underwriter Defendants filed motions to dismiss the Consolidated Complaint. On September 30, 2005, the Court issued an opinion and order (the ‘‘Order’’) ruling on these motions. The Order (a) dismissed plaintiffs' claims under Section 12(a)(2) of the Securities Act, and (b) also dismissed the remaining Section 11 and Section 15 claims as to five of the six alleged misstatements pled in the Consolidated Complaint, while declining to dismiss the claims related to allegation (v) above, concerning the iPCS network build-out.

The Order permitted plaintiffs to file a further amended complaint, which plaintiffs did on October 19, 2005 (the ‘‘Second Amended Complaint’’). The Second Amended Complaint repeats the allegations of the Consolidated Complaint, and adds certain additional allegations regarding the Underwriter Defendants and regarding plaintiffs’ ‘‘allowance for doubtful accounts’’ claim. On November 18, 2005, the AirGate Defendants and the Underwriter Defendants filed motions to dismiss the Second Amended Complaint. On February 28, 2006, the court ruled on these motions in an opinion and order that effectively reaffirmed the prior Order, holding that plaintiffs’ case could proceed only as to claims under Sections 11 and 15 and only as to the network build-out claim.

The Company believes that AirGate and the other defendants have meritorious defenses to the single claim asserted in the Second Amended Complaint that remains at issue and to any additional claims that might be asserted in any subsequent amended complaint, and the Company intends to defend the action vigorously.  However, the ultimate outcome of the litigation is not currently predictable, there can be no assurance that the litigation will be resolved in our favor, and an adverse outcome could adversely affect our financial condition.  We maintain insurance coverage which could mitigate our exposure to loss in the event of an adverse outcome.

On August 8, 2005, AirGate filed suit in the Delaware Court of Chancery against Sprint Nextel Corporation, Sprint Spectrum L.P., Sprint Communications Company L.P., Sprintcom, Inc., and S-N Merger, and Nextel Communications, Inc., alleging, among other things, that Sprint Nextel and related parties breached the terms of its Management Agreement with AirGate.  Pursuant to a settlement agreement among Alamosa Holdings, Inc., Sprint Nextel and certain of their affiliates (including AirGate) the parties have mutually released all claims relating to the litigation and have had the litigation dismissed.

The Company is involved in various claims and legal actions arising in the ordinary course of business. The ultimate disposition of these matters is not expected to have a material adverse impact on the Company’s financial position, results of operations or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

We are a wholly-owned subsidiary of Alamosa Holdings and, as of February 1, 2006, an indirect wholly-owned subsidiary of Sprint Nextel. There is no market for our common stock.

ITEM 6.	SELECTED FINANCIAL DATA.

Omitted under the reduced disclosure format pursuant to General Instruction I(2)(a) of Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Forward-Looking Information

You should read the following discussion and analysis when you read the consolidated financial statements and the related notes included in this annual report on Form 10-K beginning on page F-1. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors including, but not limited to, those under ‘‘Item 1A. Risk Factors’’ and ‘‘This Annual Report Contains Forward-Looking Statements.’’

Definitions of Operating Metrics

We discuss the following operating metrics relating to our business in this ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operation’’ section:

•	ARPU, or average monthly revenue per user, is a measure used to determine the average monthly subscriber revenue earned for subscribers based in our territory. This measure is calculated by dividing subscriber revenues in our consolidated statement of operations by our average daily subscribers during the period divided by the number of months in the period. Base ARPU is average monthly revenue per user excluding roaming and wholesale revenue.

•	Average monthly churn is used to measure the rate at which subscribers based in our territory deactivate service on a voluntary or involuntary basis. We calculate average monthly churn based on the number of subscribers deactivated during the period (net of transfers out of our service area and those who deactivated within 30 days of activation) as a percentage of our average daily subscriber base during the period divided by the number of months during the period.

•	Licensed POPs represent the number of residents (usually expressed in millions) in our territory in which we have the right to provide wireless mobility communications services under the Sprint Nextel brand name. The number of residents located in our territory does not represent the number of wireless subscribers that we serve or expect to serve in our territory.

•	Covered POPs represent the number of residents (usually expressed in millions) covered by our portion of the PCS network of Sprint Nextel in our territory. The number of residents covered by our network does not represent the number of wireless subscribers that we serve or expect to serve in our territory.

General

On December 7, 2004, Old AirGate entered into an Agreement and Plan of Merger with Alamosa Holdings and A-Co., a direct wholly-owned subsidiary of Alamosa Holdings. On February 15, 2005, Old AirGate merged with and into A-Co. with A-Co. surviving the merger.

Immediately after the closing of the transaction, A-Co. was renamed AirGate PCS, Inc. (‘‘AirGate’’) and remains a wholly-owned subsidiary of Alamosa Holdings. In connection with the acquisition of Old AirGate, the purchase price was allocated to the assets and liabilities of AirGate based on fair value resulting in a new basis of accounting.

As a PCS Affiliate of Sprint Nextel, we have the right to provide wireless mobility communications services under the Sprint Nextel brand name in our licensed territory. We own and are responsible for building, operating and managing the portion of the PCS network of Sprint Nextel located in our territory. We offer national plans designed by Sprint Nextel as well as local plans tailored to our market demographics. Our portion of the PCS network of Sprint Nextel is designed to offer a seamless connection with the 100% digital PCS nationwide wireless network of Sprint. We market Sprint branded wireless products and services through a number of distribution outlets located in our territory, including our own retail stores, major national distributors and local third party distributors. At December 31, 2005, we had total licensed POPs of over 7.4 million, covered POPs of approximately 6.5 million and total subscribers of approximately 452,000.

We recognize revenues from our subscribers for the provision of wireless telecommunications services, proceeds from the sales of handsets and accessories through channels controlled by us and fees from Sprint Nextel and other wireless service providers and resellers when their customers roam onto our portion of the PCS network of Sprint Nextel. Sprint Nextel retains 8% of all service revenue collected from our subscribers (not including products sales and roaming charges billed to our subscribers) and all fees collected from other wireless service providers and resellers when their customers use our portion of the PCS network of Sprint Nextel. We report the amount retained by Sprint Nextel as an operating expense. In addition, Sprint Nextel bills our subscribers for taxes, handset insurance, equipment and Universal Service Fund charges and other surcharges which we do not record. Sprint Nextel collects these amounts from the subscribers and remits them to the appropriate entity.

As part of our affiliation agreements with Sprint Nextel, we have contracted with Sprint Nextel to provide back office services such as customer activation, handset logistics, billing, customer care and network monitoring services. We initially elected to delegate the performance of these services to Sprint Nextel to take advantage of their economies of scale, to accelerate our build-out and market launches and to lower our initial capital requirements. The cost for these services is primarily on a per-subscriber or per-transaction basis and is recorded as an operating expense.

Alamosa Holdings, our parent corporation, is a wholly-owned subsidiary of Sprint Nextel. Sprint PCS also is wholly-owned by Sprint Nextel. Consequently, Sprint Nextel controls both us and Sprint PCS and, subject to our obligations under the indentures under which our senior notes were issued, may cause us to amend, modify or terminate any or all of the agreements between us and Sprint PCS. We urge you to read the affiliation agreements because they define our rights and obligations, and those of Sprint PCS.

Critical Accounting Policies

The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend the business activities of an entity. To aid in that understanding, we have identified our ‘‘critical accounting policies.’’ These policies have the potential to have a more significant impact on our consolidated financial statements, either because of the significance of the financial statement item to which they relate or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

Accounting for business combinations – The acquisition of Old AirGate by Alamosa Holdings on February 15, 2005 has been accounted for as a business combination in accordance with the provisions of SFAS No. 141, ‘‘Business Combinations.’’ Significant assumptions used in connection with allocating the purchase price to identifiable tangible and intangible assets and liabilities as well as unidentifiable goodwill include (i) the value of Alamosa Holdings common stock issued in the transaction, (ii) the value of identifiable intangible assets including value assigned to acquired subscribers and value assigned to the Sprint Nextel agreements assumed, (iii) the value of property and equipment acquired, (iv) the value of long term debt assumed and (v) deferred income tax assets and liabilities attributable to the assets and liabilities acquired. The operations of the acquired company are included in the consolidated results of operations of Alamosa Holdings from the date of acquisition.

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

Revenue recognition – We record equipment revenue for the sale of handsets and accessories to customers in our retail stores and to local resellers in our territories. We do not record equipment revenue on handsets and accessories purchased by our customers from national resellers or directly from Sprint Nextel. Our customers pay an activation fee when they initiate service. We allocate amounts charged to customers at the point of sale between the sale of handsets and other equipment and the sale of wireless telecommunications services in those transactions taking place in distribution channels that we directly control. Activation fees charged in transactions outside of our directly controlled distribution channels continue to be deferred and amortized over the average life of the subscriber base.

We recognize revenue from our customers as they use the service. Additionally, we provide a reduction of recorded revenue for billing adjustments and billing corrections.

The cost of handsets sold generally exceeds the retail sales price, as it is common in our industry to subsidize the price of handsets for competitive reasons. For handsets sold through channels controlled by Sprint Nextel that are activated by a subscriber in our territory, we reimburse Sprint Nextel for the amount of subsidy incurred by them in connection with the sale of these handsets. This reimbursement paid to Sprint Nextel is reflected in our selling and marketing expenses in the consolidated statements of operations.

Accounting for goodwill and intangible assets – We have recorded certain intangible assets in connection with the purchase price allocation resulting from the acquisition of Old AirGate by Alamosa Holdings, including both identifiable intangibles and goodwill. Identifiable intangibles consist of the Sprint Nextel agreements and the subscriber base in place at the time of acquisition. The intangible assets related to the Sprint Nextel agreements are being amortized on a straight-line basis over the remaining original term of the underlying Sprint Nextel agreements. The subscriber base intangible asset is amortized on a straight-line basis over the estimated life of the acquired subscribers. We account for goodwill in accordance with the provisions of SFAS No. 142, ‘‘Goodwill and Other Intangible Assets.’’ In accordance with SFAS No. 142, goodwill is tested annually for impairment.

Long-lived asset recovery – Long-lived assets, consisting primarily of property, equipment and intangibles, comprised approximately 86 percent of our total assets at December 31, 2005. Changes in technology or in our intended use of these assets may cause the estimated period of use or the value of these assets to change. In addition, changes in general industry conditions could cause the value of certain of these assets to change. We monitor the appropriateness of the estimated useful lives of these assets. Whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, we review the respective assets for impairment. In performing this review, assets are grouped according to identifiable cash flow streams and the undiscounted cash flow over the life of the asset group is compared to the carrying value of the asset group. We have determined that we have one asset grouping related to cash flows generated by our subscriber base, which includes all of our assets. The life of this asset group for purposes of these impairment tests is assumed to be ten years. Estimates and assumptions used in both estimating the useful life and evaluating potential impairment issues require a significant amount of judgment.

Operating leases – Operating leases and related leasehold improvement costs are accounted for based on the provisions of SFAS No. 13, ‘‘Accounting for Leases.’’ We have a significant number of leases primarily associated with towers and other locations on which we install our network equipment. These leases are considered operating leases and the monthly rentals are expensed as incurred while any capital expenditures associated with preparing the site for our use are capitalized and depreciated. These capital expenditures are depreciated over the shorter of the lease term or the economic life of the respective assets. Additionally, certain of these operating leases contain rent escalation provisions over the term of the respective leases. For those leases with escalation provisions, the periodic rental expense is recorded on a straight-line basis over the lease term.

Income taxes – We account for income taxes in accordance with SFAS No. 109, ‘‘Accounting for Income Taxes.’’ Under this method, we utilize an asset and liability approach to accounting for income taxes, wherein deferred taxes are provided for book and tax basis differences for assets and liabilities. In the event differences exist between the book and tax basis of our assets and liabilities that result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is made. A valuation allowance is provided for the portion of deferred tax assets for which there is sufficient uncertainty regarding our ability to recognize the benefits of those assets in future years.

Reliance on the timeliness and accuracy of data received from Sprint Nextel – We place significant reliance on Sprint Nextel as a service provider in terms of the timeliness and accuracy of financial and statistical data related to customers based in our service territory that we receive on a periodic basis from Sprint Nextel. We make significant estimates in terms of cash flows, revenue, cost of service, selling and marketing costs and the adequacy of our allowance for uncollectible accounts based on this data we receive from Sprint Nextel. We obtain assurance as to the accuracy of this data through analytic review and reliance on the service auditor report on Sprint Nextel’s internal control processes prepared by Sprint Nextel’s external service auditor. Inaccurate or incomplete data from Sprint Nextel could have a material adverse effect on our results of operations and cash flow.

Consolidated Results of Operations

Unless otherwise indicated, amounts stated in dollars in this description are in thousands.

The discussion of the results of operations below is significantly affected by the acquisition of Old AirGate by Alamosa Holdings on February 15, 2005 and the resulting allocation of purchase price to the assets and liabilities of the Company. The results of operations from February 15, 2005 (the date of acquisition by Alamosa Holdings) through December 31, 2005 are not comparable with the results of operations for the period from January 1, 2005 to February 15, 2005 nor with the results of operations for the twelve months ended September 30, 2004 as Old AirGate periods are pre-acquisition results and do not include the impact of the purchase price allocation resulting from the acquisition of Old AirGate by Alamosa Holdings.

For the combined period from February 15, 2005 (the date of acquisition by Alamosa Holdings) through December 31, 2005 and the period from January 1, 2005 to February 15, 2005, compared to the twelve months ended September 30, 2004

Subscriber growth and key performance indicators – We had total subscribers of approximately 452,000 at December 31, 2005 compared to approximately 385,000 at September 30, 2004. This growth of approximately 67,000 subscribers represents a 17 percent increase year over year. The increase in subscriber growth is primarily attributable to an increase in our distribution channels, primarily in our retail stores and branded dealers in our territory as well as overall growth in the wireless telecommunications industry.

Average monthly churn for the twelve months ended December 31, 2005 was approximately 2.7 percent compared to approximately 2.8 percent for the twelve months ended September 30, 2004.

Service Revenues – Service revenues consist of revenues from our subscribers and roaming and wholesale revenue earned when subscribers from other carriers or resellers of PCS service use our portion of the PCS network of Sprint Nextel.

Subscriber revenue consists of payments received from our subscribers for monthly service under their service plans. Subscriber revenue also includes amortization of deferred activation fees and charges for the use of various features including PCS Vision, the wireless web and voice activated dialing. Subscriber revenues were $255,762 for the period from acquisition to December 31, 2005 and $34,680 for the period from January 1, 2005 to February 15, 2005. This combined subscriber revenue of $290,442 was approximately 14 percent higher than $254,488 for the twelve months ended September 30, 2004. This increase was primarily due to the increase in our subscriber base discussed above. Base ARPU for the twelve months ended December 31, 2005 was $56, which was approximately the same as base ARPU of $57 in the twelve months ended September 30, 2004.

Roaming and wholesale revenue is comprised of revenue from Sprint Nextel and other PCS subscribers based outside of our territory who roam onto our portion of the PCS network of Sprint Nextel as well as revenue from resellers of PCS service whose subscribers use our portion of the PCS network of Sprint Nextel.

Roaming and wholesale revenue was $85,919 for the period from acquisition to December 31, 2005 and $10,972 for the period from January 1, 2005 to February 15, 2005. This combined roaming and wholesale revenue of $96,891 was approximately 39 percent higher than $69,708 for the twelve months ended September 30, 2004. The increase in 2005 was due to a combination of an increase in inbound roaming minutes in 2005 and an increase in our reciprocal rate with Sprint Nextel to 5.8 cents per minute in connection with entering into the amendments to the Sprint Nextel agreements in August of 2004. The reciprocal rate with Sprint Nextel is fixed at 5.8 cents per minute until December 31, 2006. We are currently a net receiver of roaming charges, meaning that the minute volume from other subscribers of Sprint branded wireless services roaming onto our network is greater than the minute volume from our subscribers roaming onto other portions of the PCS network of Sprint Nextel or the other PCS Affiliates. We have experienced an increase in the volume of inbound roaming traffic from PCS providers other than Sprint Nextel. This traffic is settled at rates separately negotiated by Sprint Nextel on our behalf with the other PCS providers and these rates have declined in some cases during 2005 compared to 2004.

Product sales and cost of products sold – We record revenue from the sale of handsets and accessories, net of an allowance for returns, as product sales. Product sales revenue and cost of products sold are recorded for all products that are sold through our retail stores as well as those sold to our local indirect agents. The cost of handsets sold generally exceeds the retail sales price as we subsidize the price of handsets for competitive reasons. Sprint Nextel’s handset return policy allows customers to return their handsets for a full refund within 14 days of purchase. When handsets are returned to us, we may be able to reissue the handsets to other customers at little additional cost to us. However, when handsets are returned to Sprint Nextel for refurbishing, we may receive a credit from Sprint Nextel, which is less than the amount we originally paid for the handset.

Product sales revenue for the period from acquisition to December 31, 2005 was $11,126 and for the period from January 1, 2005 to February 15, 2005 was $3,191. This combined product sales revenue of $14,317 compares to $12,912 for the twelve months ended September 30, 2004. Cost of products sold for the period from acquisition to December 31, 2005 was $28,196 and for the period from January 1, 2005 to February 15, 2005 was $6,528. This combined cost of products sold of $34,724 compares to $29,109 for the twelve months ended September 30, 2004. As such, the subsidy on handsets sold through our retail and local indirect channels on a combined basis was $20,407 for the twelve months ended December 31, 2005 compared to $16,197 for the twelve months ended September 30, 2004. The increase in subsidies of $4,210 in the twelve months ended December 31, 2005 is primarily due to an increase in the number of activations through our retail and local indirect channels of approximately 21,000 activations.

Cost of service and operations – Cost of service and operations includes the costs of operating our portion of the PCS network of Sprint Nextel. These costs include items such as tower operating leases and maintenance as well as backhaul costs, which are costs associated with transporting wireless calls across our portion of the PCS network of Sprint Nextel to another carrier’s network. In addition, cost of service and operations includes outbound roaming costs, long distance charges, the fees we pay to Sprint Nextel for our 8 percent affiliation fee, back office services such as billing and customer care, as well as our provision for estimated uncollectible accounts. Expenses were $188,208 in the period from acquisition to December 31, 2005 and $23,782 from January 1, 2005 to February 15, 2005. This combined cost of service and operations of $211,990 in the twelve months ended December 31, 2005 was approximately 31 percent higher than the $161,430 incurred in the twelve months ended September 30, 2004. The increase in expenses in 2005 was due to the increased volume of traffic carried on our network due to the increase in both our subscribers as well as wholesale and resale customers.

Selling and marketing expenses – Selling and marketing expenses include advertising, promotion, sales commissions and expenses related to our distribution channels, including our retail store expenses. In addition, we reimburse Sprint Nextel for the subsidy on handsets sold through national retail stores due to the fact that these retailers purchase their handsets from Sprint Nextel. This subsidy is recorded as a selling and marketing expense. Selling and marketing expenses were $50,774 in the period from acquisition to December 31, 2005 and $9,261 from January 1, 2005 to February 15, 2005. These combined selling and marketing expenses of $60,035 in the twelve months ended December 31, 2005 were 18 percent higher than the $50,859 incurred in the twelve months ended September 30, 2004. The increase experienced in 2005 is attributable to an increase in variable costs resulting from increases in gross activations.

General and administrative expenses – General and administrative expenses include corporate costs and expenses such as administration and finance. General and administrative expenses were $15,398 in the period from acquisition to December 31, 2005 and $2,885 from January 1, 2005 to February 15, 2005. These combined general and administrative expenses of $18,283 in the twelve months ended December 31, 2005 were 18 percent less than the $22,430 incurred in the twelve months ended September 30, 2004 primarily due to merger synergies realized in connection with the acquisition of Old AirGate by Alamosa Holdings.

Merger related expenses – Merger related expense in the period from January 1, 2005 to February 15, 2005 related to the acquisition of Old AirGate by Alamosa Holdings was $23,803. Approximately $10,693 was related to the payment for cancellation of employee stock options and restricted stock units. Approximately $6,133 related to employee severance costs associated with terminating employees, including those to be terminated after the close of the acquisition. Approximately $4,269 related to investment banking fees. Approximately $1,474 related to future lease payments (net of expected sublease income) for a facility to be closed in May 2005. The remaining $1,234 related to legal and other professional fees incurred in connection with the acquisition. Merger related expense in the period from acquisition to December 31, 2005 relates to professional fees for attorneys and other advisors in connection with negotiations with Sprint Nextel during 2005 culminating in the agreement and plan of merger entered into by Alamosa Holdings on November 21, 2005 and was $3,265. The acquisition of our parent company by Sprint Nextel was consummated on February 1, 2006.

Depreciation and amortization – Depreciation and amortization includes depreciation of our property and equipment as well as amortization of intangibles. Depreciation is calculated on the straight-line method over the estimated useful lives of the underlying assets and totaled $18,846 in the period from acquisition to December 31, 2005 based on the value allocated to property and equipment in the purchase price allocation. Depreciation was $7,914 from January 1, 2005 to February 15, 2005 and was based on the historical cost of property and equipment. Depreciation was $47,829 for the twelve months ended September 30, 2004 based on the historical cost of property and equipment.

Amortization expense relates to identifiable intangible assets we have recorded related to value assigned to the agreements with Sprint Nextel and the customer base in connection with purchase accounting associated with the acquisition of Old AirGate by Alamosa Holdings. Amortization expense was $76,404 in the period from acquisition to December 31, 2005.

Loss on disposal of property and equipment – We recorded losses on disposal of property and equipment of $243 in the period from acquisition to December 31, 2005 and $20 in the period from January 1, 2005 to February 15, 2005. This combined loss of $263 compares to $48 for the twelve months ended September 30, 2004.

Income or loss from operations – Our operating loss in the period from acquisition to December 31, 2005 was $28,527 and for the period from January 1, 2005 to February 15, 2005 was $25,350. This combined operating loss of $53,877 for the twelve months ended December 31, 2005 was significantly less than operating income for the twelve months ended September 30, 2004 of $25,403. The operating loss in the twelve months ended December 31, 2005 is primarily due to $76,404 in amortization of intangibles.

Interest and other income – Interest and other income represents amounts earned on the investment of excess cash. Income was $2,394 in the period from acquisition to December 31, 2005 and $346 in the period from January 1, 2005 to February 15, 2005. This combined interest income of $2,740 in the twelve months ended December 31, 2005 was significantly higher than the $747 earned in the twelve months ended September 30, 2004. The increase in interest and other income is primarily due to the fact that in October 2004, the Company completed an offering of Floating Rate Notes in the amount of $175,000 and used the proceeds to pay off existing debt of approximately $131,200 resulting in a net increase in cash to the Company of approximately $43,800. Earnings on this excess cash during 2005 account for the increase in interest income.

Interest expense – Interest expense for the period from acquisition to December 31, 2005 was $20,973 and for the period from January 1, 2005 to February 15, 2005 was $4,111. This combined interest expense of $25,084 in the twelve months ended December 31, 2005 was 31 percent lower than interest expense of $36,285 in the twelve months ended September 30, 2004. The decrease in interest expense was due to the debt restructuring completed in February 2004 resulting in a lower amount of borrowings as well as a lower effective interest rate on borrowings.

For the twelve months ended September 30, 2004 compared to the twelve months ended September 30, 2003

Subscriber growth and key performance indicators – We had total subscribers of approximately 385,000 at September 30, 2004 compared to approximately 359,000 at September 30, 2003. This growth of approximately 26,000 subscribers or 7 percent compares to 6 percent growth in 2003.

Average monthly churn for 2004 was approximately 2.8 percent compared to approximately 3.2 percent for 2003. Increases in churn negatively impact our operations as we incur significant up front costs in acquiring customers.

Service Revenues – Subscriber revenues of $254,488 for the year ended September 30, 2004 were slightly higher than the $251,481 for the year ended September 30, 2003. This increase was primarily due to the increase in our subscriber base discussed above. Base ARPU decreased in 2004 to $57 compared to $60 in 2003.

Roaming and wholesale revenue of $69,708 for the year ended September 30, 2004 was slightly higher than the $68,222 for the year ended September 30, 2003. The increase in 2004 is due to higher inbound roaming traffic partially offset by an approximately 30 percent decrease in the reciprocal roaming rate from $0.058 to $0.041 for the period from January 1, 2004 through July 31, 2004. In conjunction with the amendment to Old AirGate’s management and services agreement with Sprint PCS, the reciprocal roaming rate was increased to $0.058 beginning August 1, 2004. For the year ended September 30, 2004, the Company’s roaming revenue from Sprint Nextel and its PCS network partners was $67.0 million, or approximately 96 percent of roaming revenue, compared to $63.8 million or approximately 94 percent of roaming revenue for the year ended September 30, 2003.

Product sales and cost of products sold – Product sales revenue for the year ended September 30, 2004 was $12,912 compared to $11,645 for the year ended September 30, 2003. Cost of products sold for the year ended September 30, 2004 was $29,109 compared to $21,522 for the year ended September 30, 2003. As such, the subsidy on handsets sold through our retail and local indirect channels was $16,197 in 2004 and $9,877 in 2003. The increase in subsidies of $6,320 in 2004 is primarily due to an increase in the number of activations through our retail and local indirect channels. In addition to the increase in activations, we also experienced an increase in subsidies through the retail and indirect channels relating to existing subscribers upgrading their handsets in 2004.

Cost of service and operations – Expenses of $161,430 for the year ended September 30, 2004 were 14 percent lower than the $187,365 incurred in the year ended September 30, 2003. The decrease in expenses in 2004 was primarily due to an $11.7 million special settlement credit resulting from the resolution of disputes with Sprint Nextel.

Selling and marketing expenses – Total selling and marketing expenses of $50,859 for the year ended September 30, 2004 were slightly lower than the $51,769 incurred in the year ended September 30, 2003. The decrease in 2004 is due to staff reductions and store closings implemented in 2003, partially offset by increased rebate and commission costs for handsets sold through national third parties and higher advertising costs.

General and administrative expenses – General and administrative expenses of $22,430 in the year ended September 30, 2004 were slightly lower than the $23,347 incurred in the year ended September 30, 2003. The decrease in 2004 is due to a decrease in outside consulting costs.

Depreciation – Depreciation of our property and equipment is calculated on the straight-line method over the estimated useful lives of the underlying assets and totaled $47,829 in the year ended September 30, 2004 as compared to $46,494 in the year ended September 30, 2003. The increase in 2004 is due to additional network assets placed in service in the latter part of 2003 and during 2004.

Loss on disposal of property and equipment – We recorded losses on disposal of property and equipment of $48 in the year ended September 30, 2004 compared to $518 in the year ended September 30, 2003. Impairments recorded in both periods primarily relate to the abandonment of certain network equipment that had become technologically obsolete.

Operating income – Our operating income for the year ended September 30, 2004 was $25,403 compared to $333 for the year ended September 30, 2003. This increase in income is primarily attributable to the leverage we were beginning to experience in spreading our fixed costs over a larger base of subscribers.

Interest and other income – Income of $747 in the year ended September 30, 2004 was higher than the $187 earned in the year ended September 30, 2003 due to the increases in market rates of interest and increases in overage investment balances.

Interest expense – Interest expense for the year ended September 30, 2004 was $36,285 compared to $42,706 for the year ended September 30, 2003. The decrease of 15 percent in 2004 is due to the decreased level of debt after the debt exchange completed in February 2004.

For the three months ended December 31, 2004 (audited) compared to the three months ended December 31, 2003 (unaudited)

Subscriber growth and key performance indicators – We had total subscribers of approximately 400,000 at December 31, 2004 compared to approximately 360,000 at December 31, 2003. This growth of approximately 40,000 subscribers or 11 percent was due to an increase in our distribution channels, primarily in our own Sprint Nextel retail stores and branded dealers in our territory as well as overall growth in the wireless telecommunications industry as compared to 2003.

Average monthly churn for 2004 was approximately 2.7 percent compared to approximately 3.1 percent for 2003. Increases in churn negatively impact our operations as we incur significant up front costs in acquiring customers.

Service Revenues – Subscriber revenues were $65,172 for the quarter ended December 31, 2004 compared to $62,173 for the quarter ended December 31, 2003. This increase of 5 percent was primarily due to the increase in our subscriber base discussed above. Base ARPU decreased in 2004 to $55 compared to $58 in 2003.

Roaming and wholesale revenue of $22,301 for the quarter ended December 31, 2004 was 35 percent higher than the $16,483 for the quarter ended December 31, 2003. The increase in 2004 is due to higher inbound roaming traffic. Roaming and wholesale revenue was also adversely affected for the quarter ended December 31, 2003 as a result of the $0.9 million special settlement resulting from a correction to Sprint Nextel’s billing system with respect to data-related inbound roaming revenues. For the quarter ended December 31, 2004, roaming and wholesale revenue from Sprint Nextel and its PCS network partners was $21.9 million, or approximately 98 percent of roaming and wholesale revenue, compared to $15.7 million or approximately 95 percent for the quarter ended December 31, 2003.

Product sales and cost of products sold – Product sales revenue for the quarter ended December 31, 2004 was $4,739 compared to $2,847 for the quarter ended December 31, 2003. Cost of products sold for the quarter ended December 31, 2004 was $10,239 compared to $6,586 for the quarter ended December 31, 2003. As such, the subsidy on handsets sold through our retail and local indirect channels was $5,500 in 2004 and $3,739 in 2003. The increase in subsidies of $1,761 in 2004 is primarily due to an increase in the number of activations through our retail and local indirect channels. In addition to the increase in the number of activations, we also experienced an increase in subsidies through the retail and indirect channels relating to existing subscribers upgrading their handsets in 2004.

Cost of service and operations – Expenses of $48,800 for the quarter ended December 31, 2004 were 15 percent higher than the $42,465 incurred in the quarter ended December 31, 2003. The increase in expenses in 2004 was due to the increased volume of traffic carried on our network.

Selling and marketing expenses – Total selling and marketing expenses of $15,423 for the quarter ended December 31, 2004 were 9 percent higher than the $14,125 incurred in the quarter ended December 31, 2003. The increase in 2004 is due to increased selling expense resulting from subscriber gross additions and higher advertising and promotion expense.

General and administrative expenses – General and administrative expenses of $5,517 in the quarter ended December 31, 2004 were 15 percent lower than the $6,513 incurred in the quarter ended December 31, 2003. The decrease in 2004 is due to costs associated with the recapitalization plan of $2.3 million incurred in 2003. Although no recapitalization expenses were incurred in the 2004 period, we had increased spending for costs associated with the merger with Alamosa of $0.5 million during 2004.

Depreciation – Depreciation of our property and equipment is calculated on the straight-line method over the estimated useful lives of the underlying assets and totaled $15,993 in the quarter ended December 31, 2004 as compared to $11,767 in the quarter ended December 31, 2003. The increase in 2004 is due to additional network assets placed in service in the latter part of 2004 and the impact of accelerated depreciation of the existing minicell base stations resulting from a reduction of their estimated useful lives during 2004.

Gain (loss) on disposal of property and equipment – We recorded losses on disposal of property and equipment of $293 in the quarter ended December 31, 2004 compared to a gain of $2 in the quarter ended December 31, 2003.

Operating income or loss – Our operating loss for the quarter ended December 31, 2004 was $4,053 compared to operating income of $49 for the quarter ended December 31, 2003.

Interest and other income – Income of $530 in the quarter ended December 31, 2004 was significantly higher than the $157 earned in the year ended December 31, 2003. Excess funds were invested in higher yielding short term investments in 2004.

Interest expense – Interest expense for the quarter ended December 31, 2004 was $8,750 compared to $11,316 for the quarter ended December 31, 2003. The decrease of 23 percent in 2004 is due to the restructuring completed during February 2004. The restructuring resulted in a decrease in the outstanding debt from $300.0 million to $159.0 million and a reduction in the interest rate from 13½% to 9 3/8%. This reduction in interest was partially offset by an increase in outstanding borrowings as a result of issuing the floating rate notes and the appreciation in value of warrants of $1.4 million.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, ‘‘Accounting for Income Taxes.’’ Under this method, we utilize an asset and liability approach to accounting for income taxes, wherein deferred taxes are provided for book and tax basis differences for assets and liabilities. In the event differences exist between the book and tax basis of our assets and liabilities that result in deferred assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is made. A valuation allowance is provided for the portion of deferred tax assets for which there is sufficient uncertainty regarding our ability to recognize the benefits of those assets in future years.

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

Cash Flows

Operating activities – Operating cash flows were $29,668 in the period from acquisition to December 31, 2005 and $30,817 from January 1, 2005 to February 15, 2005. This combined cash flows from operations of $60,485 compares to cash flow of negative $405 for the twelve months ended September 30, 2004. The increase of $60,890 was primarily attributable to reductions in trading securities of $104,435, negative working capital changes of $17,513 due to reductions of payables and accrued expenses as well as an increase in net loss before non-cash items of $26,881 driven by merger related expenses during 2005. Operating cash flows were negative $405 in the twelve months ended September 30, 2004 which was $42,952 less than cash flow of $42,547 in the twelve months ended September 30, 2003. This decrease was primarily driven by a $55,000 purchase of trading securities. Operating cash flows were negative $32,703 and positive $8,261 in the quarters ended December 31, 2004 and 2003, respectively. This decrease of $40,964 was primarily driven by $39,059 in purchases of trading securities.

Investing activities – Our investing cash flows were $216 in the period from acquisition to December 31, 2005 including $36,220 net cash recorded in the purchase price allocation. Excluding the purchase accounting adjustment, the investing cash flows were negative $36,004 primarily associated with purchases of property and equipment. Investing cash flows for the period from January 1, 2005 to February 15, 2005 were negative $8,611 consisting of purchases of property and equipment of $8,611. Investing cash flows in the twelve months ended September 30, 2004 were negative $14,083 due to purchases of property and equipment. Investing cash flows were negative $35,975 in the twelve months ended September 30, 2003 due to purchases of property and equipment of $16,023 and $19,952 in cash flows associated with discontinued operations. Investing cash flows were negative $2,773 and negative $1,599 in the quarters ended December 31, 2004 and 2003, respectively, consisting solely of purchases of property and equipment.

Financing activities – Our financing cash flows in the period from acquisition to December 31, 2005 were negative $15,000 representing distributions paid to Alamosa Holdings. Financing cash flows in the period from January 1, 2005 to February 15, 2005 were negative $1,617 due to $1,629 in debt issuance costs. Financing activities in the twelve months ended September 30, 2004 were negative $26,137 including repayments of borrowings of $20,275 and equity issuance costs of $4,754. Financing cash flows were positive $15,031 in the twelve months ended September 30, 2003 due primarily to $17,000 in borrowings under our credit facility. Financing cash flows were positive $37,940 and negative $697 in the quarters ended December 31, 2004 and 2003, respectively. In the quarter ended December 31, 2004 we received net proceeds from the issuance of floating rate notes of $43,800 after repayment of our credit facility.

Liquidity and Capital Resources

Liquidity – We have financed our operations through debt financing and through proceeds generated from public offerings of Old AirGate common stock and cash provided by operations. The proceeds from these transactions and cash provided by operations have been used to fund the build-out of our portion of the PCS network of Sprint Nextel, subscriber acquisition costs and working capital.

Capital Resources – As of December 31, 2005, we had $15 million in cash and cash equivalents as well as $36 million in short term investments which we believe will be sufficient, together with cash provided from operations, to fund expected capital expenditures and to cover our working capital and debt service requirements for at least the next 12 months.

The Company’s future liquidity will be dependent on a number of factors influencing its projections of operating cash flows, including those related to subscriber growth, average revenue per user, average monthly churn and costs to acquire subscribers. Should actual results differ significantly from these assumptions, the Company’s liquidity position could be adversely affected and it could be in a position that would require it to raise additional capital which may or may not be available on terms acceptable to the Company, if at all, and could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that would have a current or future effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Our future contractual obligations related to long-term debt, capital lease obligations, and non-cancelable operating leases at December 31, 2005 are reflected in the table below.

	Payments due by period
	Less than One year	1 – 3 Years	4 – 5 Years	After 5 Years	Total
Long-term debt (face value)	$—	$159,035	$175,000	$—	$334,035
Cash interest	28,734	81,234	24,769	—	134,737
Operating leases	21,593	61,230	31,732	35,192	149,747
	$50,327	$301,499	$231,501	$35,192	$618,519

Description of our Indebtedness

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

Inflation

We believe that inflation has not had a significant impact in the past and is not likely to have a significant impact in the foreseeable future on our results of operations.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 123(R), ‘‘Share-Based Payment,’’ which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosures of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of July 1, 2005. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123(R). The new rule allows registrants to implement SFAS No. 123(R) at the beginning of their next fiscal year that begins after June 15, 2005. As a result, the Company was required to adopt the provisions of SFAS No. 123(R) on January 1, 2006. The adoption of the provisions of SFAS No. 123(R) did not have a material impact to the Company due to the fact that all stock based awards were cancelled and settled in cash in connection with the acquisition of Alamosa Holdings by Sprint Nextel on February 1, 2006.

In June 2005, the FASB issued SFAS No. 154, ‘‘Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3.’’ This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to voluntary changes as well as those changes required by an accounting pronouncement if that pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle as opposed to being shown as a cumulative adjustment in the period of change. The Statement is effective for all changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not materially impact the Company.

On March 31, 2005, the FASB issued Interpretation No. (‘‘FIN’’) 47, ‘‘Accounting for Conditional Asset Retirement Obligations’’ which is an interpretation of SFAS No. 143, ‘‘Accounting for Asset Retirement Obligations.’’ FIN 47 clarifies that the recognition and measurement provisions of SFAS No. 143 apply to asset retirement obligations in which the timing and/or method of settlement may be conditional on a future event, including obligations to remediate asbestos at the end of a building’s useful life and obligations to dispose of chemically-treated telephone poles at the end of their useful lives. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of this Interpretation did not materially impact the Company.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not engage in commodity futures trading activities and do not enter into derivative financial instrument transactions for trading or other speculative purposes. We also do not engage in transactions in foreign currencies that could expose us to market risk.

We are subject to some interest rate risk on our senior secured borrowings.

Interest rate risk management – Our interest rate risk management program focuses on minimizing exposure to interest rate movements by setting an optimal mixture of floating- and fixed-rate debt. We have $175,000 in floating rate debt outstanding at December 31, 2005.

The following table presents the estimated future outstanding long-term debt at the end of each year and future required annual principal payments for each year then ended associated with the senior discount notes, senior notes and capital leases based on our projected level of long-term indebtedness:

	Years Ending December 31,
	2006	2007	2008	2009	2010	Thereafter
	(Dollars In Millions)
Fixed Rate Instruments
9 3/8% Senior Notes	$159	$159	$159	$—	$—	$—
Fixed interest rate	9.375%	9.375%	9.375%	9.375%	N/A	N/A
Principal payments	$—	$—	$—	$159	$—	$—
Variable Rate Instruments
Floating rate notes	$175	$175	$175	$175	$175	$—
Average Interest Rate(1)	7.900%	7.900%	7.900%	7.900%	7.900%	7.900%
Principal payments	$—	$—	$—	$—	$—	$175

(1)	The Floating rate notes bear interest at LIBOR plus 3.75%. The rate reflected in the table is the effective rate as of December 31, 2005.

Our primary market risk exposure relates to:

•	the interest rate risk on long-term and short-term borrowings; and

•	our ability to refinance our senior discount notes at maturity at market rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements required by this item are submitted as a separate section of this annual report on Form 10-K. See ‘‘Financial Statements,’’ commencing on page F-1 hereof.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

(b)	Changes in Internal Controls over Financial Reporting. There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We place reliance on Sprint Nextel to adequately design its internal controls with respect to the processes established to provide financial information and other information to us and the other PCS Affiliates of Sprint Nextel. To address this issue, Sprint Nextel engages its independent auditors to perform a periodic evaluation of these controls and to provide a ‘‘Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates’’ under guidance provided in Statement of Auditing Standards No. 70. This report is provided annually to us.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.

Omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Prior to the acquisition of AirGate by Alamosa on February 15, 2005, principal accounting services were provided to Old AirGate by KPMG LLP (‘‘KPMG’’). After the acquisition of Old AirGate by Alamosa, principal accounting services are provided by PricewaterhouseCoopers LLP (‘‘PwC’’).

Fees billed to Old AirGate by KPMG for the twelve months ended September 30, 2004 and for the period from October 1, 2004 to February 15, 2005 were as follows (dollars in thousands):

Audit Fees – This category includes fees billed by KPMG in connection with the audit of Old AirGate’s consolidated annual financial statements, reviews of quarterly consolidated financial statements and consents related to SEC and other registration statements. Audit fees were $524 for the twelve months ended September 30, 2004, $45 for the three months ended December 31, 2004 and $0 for the period from January 1, 2005 to February 15, 2005.

Audit-Related Fees – This category includes fees in connection with audits of the Company’s benefit plans as well as agreed-upon procedures in connection with expense reimbursement procedures and the issuance of certain consents. Audit-related fees were $100 for the twelve months ended September 30, 2004, $128 for the three months ended December 31, 2004 and $91 for the period from January 1, 2005 to February 15, 2005.

Tax Fees – This category includes fees in connection with preparation of the Company’s federal and state income tax returns and tax consulting with respect to merger activities. Tax fees were $145 for the twelve months ended September 30, 2004, $0 for the three months ended December 31, 2004 and $123 for the period from January 1, 2005 to February 15, 2005.

All Other Fees – This category captures any fees not included in the categories listed above. No fees were billed in this category in the twelve months ended September 30, 2004, the three months ended December 31, 2004 or the period from January 1, 2005 to February 15, 2005.

Fees billed to the Company by PwC for the period from October 1, 2004 to December 31, 2005 were as follows (dollars in thousands):

Audit Fees – Audit fees of $1,366 were billed in connection with the audit of the Company’s consolidated annual financial statements, (including $411 in connection with audits of the Company's consolidated interim financial statements from October 1, 2004 through February 15, 2005), reviews of the Company’s quarterly financial statements and consents in connection with registration statements.

Audit-Related Fees – Audit-related fees of $10 were billed in connection with audits of the Company’s benefit plans.

Tax Fees – Tax fees of $5 were billed in connection with sales tax consulting services.

All Other Fees – No fees in this category were billed by PwC.

The Audit Committee adopted a policy prohibiting the Company from hiring PwC personnel at the manager or partner level who have been directly involved in performing auditing procedures or providing accounting advice to the Company.

The Company’s Audit Committee is responsible for appointing the Company’s independent auditor and approving the terms of the independent auditor’s services. The Audit Committee has established a policy for the pre-approval of all audit and permissible non-audit services to be provided by the independent auditor, as described below.

The services performed by the independent auditor are pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee. This policy describes the permitted audit, audit-related, tax and other services that the independent auditor may perform. The policy requires that prior to the beginning of each year, a description of the services anticipated to be performed by the independent auditor be presented to the Audit Committee for approval.

Services provided by the independent auditor during the ensuing fiscal year were pre-approved in accordance with the policies and procedures of the Audit Committee.

Any requests for audit, audit-related, tax and other services not contemplated in the description of the services at the beginning of the year must be submitted to the Audit Committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chairman of the Audit Committee. The Chairman will update the full Audit Committee at the next regularly scheduled meeting for any interim approvals granted.

On a quarterly basis, the Audit Committee reviews the status of services and fees incurred year-to-date as compared to the original description of the services anticipated to be performed and the forecast of remaining services and fees for the year. The policy contains a de minimis provision that operates to provide retroactive approval for permissible non-audit services under certain circumstances.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.

(a)	The following documents are filed as part of this annual report on Form 10-K:

1.	Financial Statements

Reports of Independent Registered Public Accounting Firms, Consolidated Balance Sheets as of December 31, 2005 and 2004, Consolidated Statements of Operations for the period from acquisition to December 31, 2005, for the period from January 1, 2005 through February 15, 2005, for the three months ended December 31, 2004, and for the twelve months ended September 30, 2004 and 2003, Consolidated Statements of Stockholders’ Equity for the Period from December 31, 2002 to December 31, 2005, Consolidated Statements of Cash Flows for the period from acquisition to December 31, 2005, for the period from January 1, 2005 through February 15, 2005, for the three months ended December 31, 2004, and for the twelve months ended September 30, 2004 and 2003.

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Reports of Independent Registered Public Accounting Firms on Financial Statement Schedules

Consolidated Valuation and Qualifying Accounts

3.	See the Exhibit Index following the signature pages hereto

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRGATE PCS, INC.
By:	/s/ Gary D. Forsee
Gary D. Forsee Chief Executive Officer
Date: April 12, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934 thereunto, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Gary D. Forsee	Chief Executive Officer (Principal Executive Officer)	April 12, 2006

Gary D. Forsee

/s/ Paul N. Saleh	Chief Financial Officer (Principal Financial and Accounting Officer)	April 12, 2006

Paul N. Saleh

/s/ Gary D. Begeman	Director	April 12, 2006

Gary D. Begeman

/s/ Christie A. Hill	Director	April 12, 2006

Christie A. Hill

/s/ Leonard J. Kennedy	Director	April 12, 2006

Leonard J. Kennedy

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT TITLE
2.1	Agreement and Plan of Merger among Sprint Nextel Corporation, AHI Merger Sub Inc. and Alamosa Holdings, Inc., dated as of November 21, 2005, filed as Exhibit 10.1 to the current report on Form 8-K of Alamosa Holdings, Inc., dated November 22, 2005 (SEC File No. 001-16793) , which exhibit is incorporated herein by reference.
2.2	Amendment to the Agreement and Plan of Merger among Sprint Nextel Corporation, AHI Merger Sub Inc. and Alamosa Holdings, Inc., dated as of November 21, 2005, filed as Exhibit 10.1 to the current report on Form 8-K of Alamosa Holdings, Inc., dated December 14, 2005 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
2.3	Agreement and Plan of Merger by and among Alamosa Holdings, Inc., A-Co. Merger Sub, Inc. and AirGate PCS, Inc., dated as of December 7, 2004, filed as Exhibit 2.1 to the current report on Form 8-K filed by Alamosa Holdings, Inc., on December 9, 2004 (SEC File No. 000-32357), which exhibit is incorporated herein by reference.
3.1	Certificate of Incorporation of AirGate PCS, Inc., dated December 7, 2004, filed as Exhibit 3.1 to the Registration Statement on Form S-4 filed by AirGate PCS, Inc. on April 1, 2005 (SEC File No. 333-123755), which exhibit is incorporated herein by reference.
3.2	Bylaws of AirGate PCS, Inc., dated December 7, 2004, filed as Exhibit 3.2 to the Registration Statement on Form S-4 filed by AirGate PCS, Inc. on April 1, 2005 (SEC File No. 333-123755) , which exhibit is incorporated herein by reference.
4.1	Specimen of common stock certificate of AirGate PCS, Inc., filed as Exhibit 4.1 to the Registration Statement on Form S-4 filed by AirGate PCS, Inc. on April 1, 2005 (SEC File No. 333-123755) , which exhibit is incorporated herein by reference.
4.2	Indenture, dated as of February 20, 2004, by and among AirGate PCS, Inc., its subsidiaries party thereto and the Bank of New York, filed as Exhibit 4.2 to the current report on Form 8-K filed by AirGate PCS, Inc. on February 26, 2004 (SEC File No. 000-27455) , which exhibit is incorporated herein by reference.
4.3	First Supplemental Indenture for 9 3/8% Senior Subordinated Secured Notes due 2009, dated as of January 25, 2005, by and among AirGate PCS, Inc., AGW Leasing Company, Inc., AirGate Network Services LLC, and AirGate Service Company, Inc., as Guarantors, and The Bank of New York, as the Trustee, filed as Exhibit 4.2 to the current report on the Form 8-K of Alamosa Holdings, Inc. (SEC File No. 000-16793), dated February 18, 2005, which exhibit is incorporated herein by reference.
4.4	Second Supplemental Indenture for 9 3/8% Senior Subordinated Secured Notes due 2009, dated as of February 15, 2005 by and among AirGate PCS, Inc., AGW Leasing Company, Inc., AirGate Network Services LLC, and AirGate Service Company, Inc., as Guarantor, and The Bank of New York, as the Trustee, filed as Exhibit 4.3 to the current report on the Form 8-K of Alamosa Holdings, Inc. (SEC File No. 000-16793), dated February 18, 2005, which exhibit is incorporated herein by reference.
4.5	Form of Senior Subordinated Secured Notes due 2009, included as part of Exhibit 4.2 to the current report on Form 8-K filed by AirGate PCS, Inc. on February 26, 2004 (SEC File No. 000 -27455) , which exhibit is incorporated herein by reference.

EXHIBIT NUMBER	EXHIBIT TITLE
4.6	Form of Security Agreement, filed as Exhibit 4.11 to the Registration Statement on Form S-4/A filed by AirGate PCS, Inc. on January 14, 2004 (SEC File No. 333-109165), which exhibit is incorporated herein by reference.
4.7	Form of Pledge Agreement, filed as Exhibit 4.12 to the Registration Statement on Form S-4/A filed by AirGate PCS, Inc. on January 14, 2004 (SEC File No. 333-109165), which exhibit is incorporated herein by reference.
4.8	Form of Intercreditor Agreement, filed as Exhibit 4.10 to the annual report on Form 10-K filed by AirGate PCS, Inc. on December 14, 2004 for the year ended September 30, 2004 (SEC File No. 000-27455), which exhibit is incorporated herein by reference.
4.9	Indenture, dated as of October 25, 2004, by and among AirGate PCS, Inc., its subsidiaries party thereto and The Bank of New York Trust Company, N.A., filed as Exhibit 4.1 to the current report on Form 8-K filed by AirGate PCS Inc. on October 29, 2004 (SEC File No. 000-27455), which exhibit is incorporated herein by reference.
4.10	First Supplemental Indenture for First Priority Senior Secured Floating Rate Notes due 2011, dated as of January 25, 2005, by and among AirGate PCS, Inc., AGW Leasing Company, Inc., AirGate Network Services LLC, and AirGate Service Company, Inc., as Guarantors, and The Bank of New York, as the Trustee, filed as Exhibit 4.5 to the current report on the Form 8-K of Alamosa Holdings, Inc. (SEC File No. 000-16793), dated February 18, 2005, which exhibit is incorporated herein by reference.
4.11	Second Supplemental Indenture for First Priority Senior Secured Floating Rate Notes due 2011, dated as of February 15, 2005, by and among AirGate PCS, Inc., AGW Leasing Company, Inc., AirGate Network Services LLC, and AirGate Service Company, Inc., as Guarantors, and The Bank of New York, as the Trustee, filed as Exhibit 4.6 to the current report on the Form 8-K of Alamosa Holdings, Inc. (SEC File No. 000-16793) , dated February 18, 2005, which exhibit is incorporated herein by reference.
4.12	Form of First Priority Senior Secured Floating Rate Notes due 2011, included as part of Exhibit 4.1 to the current report on Form 8-K filed by AirGate PCS Inc. on October 29, 2004 (SEC File No. 000-27455), which exhibit is incorporated herein by reference.
4.13	Registration Rights Agreement, dated October 25, 2004, by and among AirGate PCS, Inc., its subsidiaries party thereto, Banc of America Securities LLC and Credit Suisse First Boston LLC, filed as Exhibit 4.3 to the current report on Form 8-K filed by AirGate PCS, Inc. on October 29, 2004 (SEC File No. 000-27455), which exhibit is incorporated herein by reference.
4.14	Form of Pledge Agreement, filed as Exhibit 4.4 to the current report on Form 8-K filed by AirGate PCS, Inc. on October 29, 2004 (SEC File No. 000-27455), which exhibit is incorporated herein by reference.
4.15	Form of Security Agreement, filed as Exhibit 4.5 to the current report on Form 8-K filed by AirGate PCS, Inc. on October 29, 2004 (SEC File No. 000-27455), which exhibit is incorporated herein by reference.

EXHIBIT NUMBER	EXHIBIT TITLE
4.16	Intercreditor Agreement, dated October 25, 2004, by and among The Bank of New York Trust Company, N.A. as trustee, AirGate PCS, Inc., certain AirGate subsidiaries party thereto, and The Bank of New York, filed as Exhibit 4.10 to the annual report on Form 10-K filed by AirGate on December 14, 2004 for the year ended September 30, 2004 (SEC File No. 000-27455), which exhibit is incorporated herein by reference.
10.1	Support Agreement, dated as of September 24, 2003, by and among AirGate PCS, Inc. and each of the noteholders signatory thereto, filed as Exhibit 99.2 to the current report on Form 8-K filed by AirGate PCS, Inc. on September 26, 2003 (SEC File No. 000-27455) , which exhibit is incorporated herein by reference.
10.2	Sprint PCS Management Agreement and Addenda I-III thereto between SprintCom, Inc. and AirGate Wireless, L.L.C., filed as Exhibit 10.1 to the Registration Statement on Form S-1/A filed by AirGate PCS, Inc. on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01) , which exhibit is incorporated herein by reference.
10.3	Assignment of Sprint PCS Management Agreement, Sprint Spectrum Services Agreement and Trademark and Service Mark Agreement from AirGate Wireless, L.L.C. to AirGate Wireless, Inc. dated November 20, 1998, filed as Exhibit 10.14 to the Registration Statement on Form S-1/ A filed by AirGate PCS, Inc. on August 9, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01), which exhibit is incorporated herein by reference.
10.4	Addendum IV to Sprint PCS Management Agreement dated August 26, 1999 by and among SprintCom, Inc., Sprint Communications Company, L.P., Sprint Spectrum L.P. and AirGate PCS, Inc., filed as Exhibit 10.1.2 to the annual report on Form 10-K filed by AirGate on December 18, 2000 for the year ended September 30, 2000 (SEC File No. 000 -27455) , which exhibit is incorporated herein by reference.
10.5	Addendum V to Sprint PCS Management Agreement dated May 12, 2000 by and among SprintCom, Inc., Sprint Communications Company, L.P. and AirGate PCS, Inc., filed as Exhibit 10.1.3 to the annual report on Form 10-K filed by AirGate PCS, Inc. on December 18, 2000 for the year ended September 30, 2000 (SEC File No. 000-27455) , which exhibit is incorporated herein by reference.
10.6	Addendum VI to Sprint PCS Management Agreement dated December 8, 2000 by and among SprintCom, Inc., Sprint Communications Company, L.P., Sprint Spectrum L.P. and AirGate PCS, Inc., filed as Exhibit 10.1.4 to the quarterly report on Form 10-Q filed by AirGate PCS, Inc. on February 14, 2001 for the quarter ended December 31, 2000 (SEC File No. 000-27455) , which exhibit is incorporated herein by reference.
10.7	Addendum VII to Sprint PCS Management Agreement dated as of September 10, 2004 by and among SprintCom, Inc., Sprint Communications Company, L.P., Sprint Spectrum L.P. and AirGate PCS, Inc., filed as Exhibit 10.1 to the current report on Form 8-K filed by AirGate PCS, Inc. on September 14, 2004 (SEC File No. 000-27455), which exhibit is incorporated herein by reference.
10.8	Schedule of Definitions to Sprint PCS Management Agreement by and among SprintCom, Inc. and AirGate Wireless, L.L.C., filed as Exhibit 10.33 to the quarterly report on Form 10-Q filed by AirGate PCS, Inc. on May 15, 2002 for the quarter ended March 31, 2002 (SEC File No. 333-79189), which exhibit is incorporated herein by reference.

EXHIBIT NUMBER	EXHIBIT TITLE
10.9	Sprint PCS Services Agreement, dated July 22, 1998, between Sprint Spectrum L.P. and AirGate Wireless, L.L.C., filed as Exhibit 10.2 to the Registration Statement on Form S-1/ A filed by AirGate PCS, Inc. on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01), which exhibit is incorporated herein by reference.
10.10	Sprint Spectrum Trademark and Service Mark License Agreement, dated July 22, 1998, between Sprint Spectrum L.P. and AirGate Wireless, L.L.C., filed as Exhibit 10.3 to the Registration Statement on Form S-1/A filed by AirGate PCS, Inc. on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01), which exhibit is incorporated herein by reference.
10.11	Sprint Trademark and Service Mark License Agreement, dated July 22, 1998, Sprint Communications Company, L.P. and AirGate Wireless, L.L.C., filed as Exhibit 10.4 to the Registration Statement on Form S-1/A filed by AirGate PCS, Inc. on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01), which exhibit is incorporated herein by reference.
10.12	Sales Agency Agreement, made as of May 1, 2001, between Sprint Communications Company L.P. and AirGate PCS, Inc., filed as Exhibit 10.10 to the annual report on Form 10-K/A filed by AirGate PCS, Inc. on January 17, 2003 for the year ended September 30, 2002 (SEC File No. 000-27455), which exhibit is incorporated herein by reference.
10.13	Master Site Agreement, dated August 6, 1998 between AirGate PCS, Inc. and BellSouth Carolinas PCS, L.P. and BellSouth Personal Communications, Inc., filed as Exhibit 10.5 to the Registration Statement on Form S-1/A filed by AirGate PCS, Inc. on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01), which exhibit is incorporated herein by reference.
10.14	Notice to AirGate of an assignment of sublease, dated September 20, 1999, between BellSouth Cellular Corp. and Crown Castle South Inc., given pursuant to Section 16(b) of the Master Site Agreement, filed as Exhibit 10.5.1 to the annual report on Form 10-K filed by AirGate PCS, Inc. on December 18, 2000 for the year ended September 30, 2000 (SEC File No. 000-27455), which exhibit is incorporated herein by reference.
10.15	Master Tower Space Reservation and License Agreement, dated February 19, 1999, between AGW Leasing Company, Inc. and American Tower, L.P., filed as Exhibit 10.5.2 to the annual report on Form 10-K filed by AirGate PCS, Inc. on December 18, 2000 for the year ended September 30, 2000 (SEC File No. 000-27455), which exhibit is incorporated herein by reference.
10.16	Master Antenna Site Lease No. J50, dated July 20, 1999, between Pinnacle Towers Inc. and AGW Leasing Company, Inc., filed as Exhibit 10.5.3 to the annual report on Form 10-K filed by AirGate PCS, Inc. on December 18, 2000 for the year ended September 30, 2000 (SEC File No. 000-27455), which exhibit is incorporated herein by reference.
10.17	Commercial Real Estate Lease, dated August 7, 1998, between AirGate PCS, Inc. and Perry Company of Columbia, Inc. to lease a warehouse facility, filed as Exhibit 10.7 to the Registration Statement on Form S-1/ A filed by AirGate PCS, Inc. on July 12, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01), which exhibit is incorporated herein by reference.

EXHIBIT NUMBER	EXHIBIT TITLE
10.18	Lease Agreement, dated August 25, 1999, between Robert W. Bruce, Camperdown Company, Inc. and AGW Leasing Company, Inc. to lease office/warehouse space in Greenville, South Carolina, filed as Exhibit 10.7.1 to the annual report on Form 10-K filed by AirGate PCS, Inc. on December 18, 2000 for the year ended September 30, 2000 (SEC File No. 000-27455), which exhibit is incorporated herein by reference.
10.19	Services Agreement, dated as of January 1, 2002, by and among AirGate PCS, Inc., AirGate Service Company, Inc., iPCS, Inc. and iPCS Wireless, Inc., filed as Exhibit 10.34 to the quarterly report on Form 10-Q filed by AirGate PCS, Inc. on May 15, 2002 for the quarter ended March 31, 2002 (SEC File No. 333-79189), which exhibit is incorporated herein by reference.
10.20	First Amendment to Services Agreement, dated February 21, 2003, by and among AirGate Service Company, Inc., AirGate PCS, Inc., iPCS Wireless, Inc. and iPCS, Inc., filed as Exhibit 10.1 to the quarterly report on Form 10-Q filed by AirGate PCS, Inc. on May 15, 2003 for the quarter ended March 31, 2003 (SEC File No. 000-27455), which exhibit is incorporated herein by reference.
10.21	Technology License Agreement, dated as of January 1, 2002, by and among AirGate PCS, Inc., AGW Leasing Company, Inc., AirGate Service Company, Inc., AirGate Network Services, Inc., iPCS, Inc., iPCS Wireless, Inc. and iPCS Equipment, Inc., filed as Exhibit 10.35 to the quarterly report on Form 10-Q filed by AirGate PCS, Inc. on May 15, 2002 for the quarter ended March 31, 2002 (SEC File No. 333-79189), which exhibit is incorporated herein by reference.
10.22	Settlement Agreement and Mutual Release, dated as of September 10, 2004, by and among Sprint Spectrum L.P., SprintCom, Inc., Sprint Communications Company L.P., and WirelessCo, L.P., AirGate PCS, Inc., AGW Leasing Company, Inc., AirGate Network Services, LLC, and AirGate Service Company, Inc., filed as Exhibit 10.2 to the current report on Form 8-K filed by AirGate PCS, Inc. on September 14, 2004 (SEC File No. 000-27455) , which exhibit is incorporated herein by reference.
31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibit is filed herewith.

AIRGATE PCS, INC.

INDEX TO FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP	F-2
Report of Independent Registered Public Accounting Firm – KPMG LLP	F-4
Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004	F-5
Consolidated Statements of Operations for the period from acquisition to December 31, 2005, for the period from January 1, 2005 through February 15, 2005, for the three months ended December 31, 2004, and for the twelve months ended September 30, 2004 and 2003	F-6
Consolidated Statements of Stockholder’s Equity for the period from September 30, 2002 to December 31, 2005	F-7
Consolidated Statements of Cash Flows for the period from acquisition to December 31, 2005, for the period from January 1, 2005 through February 15, 2005, for the three months ended December 31, 2004, and for the twelve months ended September 30, 2004 and 2003	F-8
Notes to Consolidated Financial Statements	F-10
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule – PricewaterhouseCoopers LLP	F-49
Consolidated Valuation and Qualifying Accounts for the period October 1, 2004 through December 31, 2005	F-50
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule – KPMG LLP	F-51
Consolidated Valuation and Qualifying Accounts for the twelve months ended September 30, 2004 and 2003	F-52

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of AirGate PCS, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholder’s equity and cash flows present fairly, in all material respects, the financial position of AirGate PCS, Inc. and its subsidiaries at December 31, 2005, and the results of their operations and their cash flows for the period from the date of acquisition (February 15, 2005) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Dallas, Texas
April 12, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of the AirGate PCS, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of AirGate PCS, Inc., and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for the three months ended December 31, 2004 and for the period from January 1, 2005 through February 15, 2005 (date of acquisition), in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Dallas, Texas
April 12, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

AirGate PCS, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders’ deficit, and cash flows of AirGate PCS, Inc. and subsidiaries for each of the years in the two-year period ended September 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of AirGate PCS, Inc. and subsidiaries for each of the years in the two-year period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Atlanta, Georgia
December 13, 2004

AIRGATE PCS, INC.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share information)

	Company	Old AirGate
	December 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$14,884	$15,917
Short term investments	35,557	94,059
Customer accounts receivable, net	26,470	18,845
Receivable from Sprint Nextel	4,440	5,671
Inventory	2,777	4,672
Prepaid expenses and other assets	6,649	3,991
Deferred customer acquisition costs	497	—
Deferred tax asset	22,717	—
Total current assets	113,991	143,155
Property and equipment, net	106,203	130,809
Debt issuance costs, net	—	4,621
Goodwill	264,236	—
Intangible assets, net	348,596	—
Other noncurrent assets	1,669	2,645
Total assets	$834,695	$281,230
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,087	$1,275
Accrued expenses	15,730	17,245
Payable to Sprint Nextel	15,512	22,345
Payable to Alamosa Holdings	2,935	—
Interest payable	2,880	9,388
Deferred revenue	9,198	9,567
Total current liabilities	51,342	59,820
Long term liabilities:
Other noncurrent liabilities	1,471	3,363
Deferred tax liability	41,985	—
Senior notes	345,403	312,478
Total long term liabilities	388,859	315,841
Total liabilities	440,201	375,661
Commitments and contingencies (see Note 16)	—	—
Stockholders’ equity (deficit):
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 1,000 and 30,000,000 shares authorized, respectively; 1,000 and 11,827,483 shares issued and outstanding, respectively	—	118
Additional paid-in capital	424,560	1,047,676
Accumulated deficit	(30,066)	(1,142,225)
Total stockholders’ equity (deficit)	394,494	(94,431)
Total liabilities and stockholders’ equity (deficit)	$834,695	$281,230

The accompanying notes are an integral part of the consolidated financial statements.

AIRGATE PCS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

	Company	Old AirGate
	For the period from acquisition (see Note 1) to December 31, 2005	For the period from January 1, 2005 to February 15, 2005	For the three months ended December 31, 2004	For the twelve months ended September 30, 2004	For the twelve months ended September 30, 2003
Revenues:
Subscriber revenues	$255,762	$34,680	$65,172	$254,488	$251,481
Roaming and wholesale revenues	85,919	10,972	22,301	69,708	68,222
Service revenues	341,681	45,652	87,473	324,196	319,703
Product sales	11,126	3,191	4,739	12,912	11,645
Total revenue	352,807	48,843	92,212	337,108	331,348
Costs and expenses:
Cost of service and operations (excluding depreciation shown separately below of $18,259, $7,594, $15,321, $47,829 and $46,494 for the period from acquisition to December 31, 2005, for the period from January 1, 2005 to February 15, 2005, for the three months ended December 31, 2004, and for the twelve months ended September 30, 2004 and 2003, respectively)	188,208	23,782	48,800	161,430	187,365
Cost of products sold	28,196	6,528	10,239	29,109	21,522
Selling and marketing	50,774	9,261	15,423	50,859	51,769
General and administrative expenses	15,398	2,885	5,517	22,430	23,347
Merger related expenses	3,265	23,803	—	—	—
Depreciation and amortization	95,250	7,914	15,993	47,829	46,494
Loss on disposal of property and equipment	243	20	293	48	518
Total costs and expenses	381,334	74,193	96,265	311,705	331,015
Income (loss) from operations	(28,527)	(25,350)	(4,053)	25,403	333
Interest and other income	2,394	346	530	747	187
Interest expense	(20,973)	(4,111)	(8,750)	(36,285)	(42,706)
Loss on early extinguishment of debt	—	—	(2,991)	—	—
Loss from continuing operations before income tax benefit	(47,106)	(29,115)	(15,264)	(10,135)	(42,186)
Income tax benefit	17,040	—	—	—	—
Loss from continuing operations	(30,066)	(29,115)	(15,264)	(10,135)	(42,186)
Discontinued operations:
Loss from discontinued operations net of $0 income tax benefit	—	—	—	—	(42,571)
Gain on disposal of discontinued operations net of $0 income tax expense	—	—	—	184,115	—
Net income (loss)	$(30,066)	$(29,115)	$(15,264)	$173,980	$(84,757)
Net income (loss) per common share, basic and diluted:
Loss from continuing operations		$(2.46)	$(1.30)	$(1.10)	$(8.14)
Income (loss) from discontinued operations		—	—	19.98	(8.22)
Net income (loss)		$(2.46)	$(1.30)	$18.88	$(16.36)
Weighted average common shares outstanding, basic and diluted		11,831,973	11,771,458	9,216,778	5,181,683

The accompanying notes are an integral part of the consolidated financial statements.

AIRGATE PCS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Dollars in thousands, except share amounts )
FOR THE PERIOD FROM SEPTEMBER 30, 2002 TO DECEMBER 31, 2005

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Unearned Compensation
	Shares	Amount	Shares	Amount				Total
Balance September 30, 2002	—	$—	5,161,304	$52	$924,214	$(1,216,184)	$(1,029)	$(292,947)
Exercise of common stock purchase warrants			4,295
Shares issued under stock compensation plans, net			26,639		(119)		826	707
Net loss						(84,757)		(84,757)
Balance September 30, 2003	—	—	5,192,238	52	924,095	(1,300,941)	(203)	(376,997)
Issuance of common stock in connection with recapitalization plan			6,568,706	66	126,710			126,776
Equity issuance costs					(4,754)			(4,754)
Shares issued under stock compensation plans, net			7,130		500		203	703
Exercise of common stock purchase warrants			30
Forfeitures of common shares in connection with reverse split			(46)
Net income						173,980		173,980
Balance September 30, 2004	—	—	11,768,058	118	1,046,551	(1,126,961)	—	(80,292)
Shares issued under stock compensation plans, net	—	—	59,425	—	1,125		—	1,125
Net loss						(15,264)		(15,264)
Balance December 31, 2004	—	—	11,827,483	118	1,047,676	(1,142,225)	—	(94,431)
Shares issued under stock compensation plans, net			8,980	—	(811)		—	(811)
Net loss					—	(29,115)	—	(29,115)
Balance February 15, 2005	—	—	11,836,463	118	1,046,865	(1,171,340)	—	(124,357)
Merger with Alamosa Holdings, Inc.			(11,835,463)	(118)	(607,305)	1,171,340	—	563,917
Capital distribution to Alamosa Holdings					(15,000)			(15,000)
Net loss						(30,066)		(30,066)
Balance December 31, 2005	—	$—	1,000	$—	$424,560	$(30,066)	$—	$394,494

AIRGATE PCS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except per share amounts)

	Company	Old AirGate
	For the period from acquisition (see Note 1) to December 31, 2005	For the period from January 1, 2005 to February 15, 2005	For the three months ended December 31, 2004	For the twelve months ended September 30, 2004	For the twelve months ended September 30, 2003 (Revised – See Note 5)
Cash flows from operating activities:
Net income (loss)	$(30,066)	$(29,115)	$(15,264)	$173,980	$(84,757)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cash flows from discontinued operations	—	—	—	—	(7,634)
(Gain) loss on discontinued operations	—	—	—	(184,115)	42,571
Non-cash compensation expense (benefit)	—	(823)	497	666	650
Non-cash accretion of asset retirement benefit obligations	60	56	—	—	—
Provision for bad debts	5,816	(955)	1,782	181	5,220
Depreciation and amortization of property and equipment	18,846	7,914	15,993	47,829	46,494
Amortization of intangible assets	76,404	—	—	—	—
Amortization of financing costs included in interest expense	—	457	152	995	1,210
Amortization of debt premium	(2,988)	—	—	—	—
Deferred income taxes	(17,040)	—	—	—	—
Interest accreted on discount notes	—	—	877	16,126	33,020
Loss on early extinguishment of debt	—	—	2,991	—	—
Loss on disposal of property and equipment	243	20	293	48	518
Net change in short term investments classified as trading securities	—	49,435	(39,059)	(55,000)	—
(Increase) decrease in:
Receivable from/payable to Alamosa Holdings	2,935	—	—	—	—
Receivables	4,054	(2,892)	(1,401)	(1,308)	5,199
Inventory	1,555	341	(1,620)	(920)	2,004
Prepaid expenses and other assets	(3,095)	(2,329)	(1,395)	3,335	4,150
Increase (decrease) in:
Accounts payable and accrued expenses	(27,056)	8,708	3,451	(2,222)	(6,098)
Net cash provided by (used in) operating activities	29,668	30,817	(32,703)	(405)	42,547
Cash flows from investing activities:
Cash flows from discontinued operations	—	—	—	—	(19,952)
Proceeds from sale of assets	14	—	—	—	—
Purchases of property and equipment	(45,085)	(8,611)	(2,773)	(14,083)	(16,023)
Acquisition of business, net of cash paid	36,220	—	—	—	—
Proceeds from sale of short term investments classified as available for sale	9,067	—	—	—	—
Net cash provided by (used in) investing activities	216	(8,611)	(2,773)	(14,083)	(35,975)
Cash flows from financing activities:
Cash flows from discontinued operations	—	—	—	—	(2)
Proceeds from issuance of floating rate notes	—	—	175,000	—	—
Stock issued to employee stock purchase plan	—	—	—	—	57
Proceeds from credit facility	—	—	—	—	17,000
Repayments of credit facility	—	—	(131,200)	(20,275)	(2,024)
Repayments of senior subordinated notes	—	—	(1,795)	—	—
Debt issuance costs	—	(1,629)	—	—	—
Deferred financing costs	—	—	(4,693)	(1,138)	—
Capital distribution to Alamosa Holdings	(15,000)	—	—	—	—
Stock options exercised	—	12	628	30	—
Equity issuance costs	—	—	—	(4,754)	—
Net cash provided by (used in) financing activities	(15,000)	(1,617)	37,940	(26,137)	15,031
Net increase (decrease) in cash and cash equivalents	14,884	20,589	2,464	(40,625)	21,603
Cash and cash equivalents at beginning of period, including cash of discontinued operations of $0, $0, $0, $0 and $27,588	—	15,917	13,453	54,078	32,475
Cash and cash equivalents at end of period	$14,884	$36,506	$15,917	$13,453	$54,078

The accompanying notes are an integral part of the consolidated financial statements.

AIRGATE PCS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (CONTINUED)
(dollars in thousands, except per share amounts)

	Company	Old AirGate
	For the period from acquisition (see Note 1) to December 31, 2005	For the period from January 1, 2005 to February 15, 2005	For the three months ended December 31, 2004	For the twelve months ended September 30, 2004	For the twelve months ended September 30, 2003
Supplemental disclosure – cash paid for interest	$23,986	$10,137	$1,407	$14,695	$7,807
Supplemental disclosure – cash paid for income taxes	$—	$—	$—	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Capital infusion in business combination	$333,416	$—	$—	$—	$—
Fair value of assets recorded in business combination	898,283	—	—	—	—
Fair value of liabilities recorded in business combination	(458,437)	—	—	—	—
Asset retirement obligations capitalized	119	—	—	—	—
Non-cash fixed asset additions	155	—	—	—	—
Change in accounts payable for purchases of property and equipment	3,017	—	—	—	—
Capitalized interest	—	—	23	75	236
Net carrying value of notes exchanged	—	—	—	(264,888)	—
Unamortized financing costs of old notes exchanged	—	—	—	3,755	—
Issuance of new notes	—	—	—	159,035	—
Carrying value of difference on new notes	—	—	—	(24,686)	—
Common stock issued in exchange of old notes	—	—	—	126,784	—
Grants of restricted common stock, restricted stock units and compensatory stock options	—	—	—	463	21
Forfeiture of compensatory stock options	—	—	—	—	(195)
Forfeiture of restricted stock	—	—	—	(12)	(2)

The accompanying notes are an integral part of the consolidated financial statements.

AIRGATE PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except as noted)

1.	BASIS OF PRESENTATION, ORGANIZATION AND BUSINESS OPERATIONS

On December 7, 2004, AirGate PCS, Inc. (‘‘Old AirGate’’) entered into an Agreement and Plan of Merger with Alamosa Holdings, Inc. (‘‘Alamosa Holdings’’) and A-Co. Merger Sub, Inc. (‘‘A-Co.’’), a direct wholly-owned subsidiary of Alamosa Holdings. On February 15, 2005, Old AirGate merged with and into A-Co. with A-Co. surviving the merger. Immediately after the closing of the transaction, A-Co. was renamed AirGate PCS, Inc. (‘‘AirGate’’) and remains a wholly-owned subsidiary of Alamosa Holdings. In connection with the acquisition of Old AirGate, the purchase price was allocated to the assets and liabilities of AirGate based on fair value resulting in a new basis of accounting (see Note 4). The accompanying consolidated financial statements include the accounts of AirGate and its wholly-owned restricted subsidiaries, AGW Leasing Company, Inc., AirGate Service Company, Inc. and AirGate Network Services, LLC. AirGate is referred to in these consolidated financial statements as the ‘‘Company,’’ ‘‘we,’’ ‘‘us’’ or ‘‘our.’’ Old AirGate had a fiscal year that ended on September 30. A-Co had a calendar year that ended on December 31. Since A-Co survived the merger with Old AirGate, the Company now has a calendar year end. The accompanying consolidated financial statements include the consolidated financial statements of Old AirGate for the fiscal years ended September 30, 2004 and 2003, the three months ended December 31, 2004 and for the period from January 1, 2005 to February 15, 2005. As the merger was accounted for under the purchase method of accounting, assets and liabilities of Old AirGate were adjusted to fair value at the time of acquisition. The consolidated financial statements of the Company as of December 31, 2005 and for the period from acquisition to December 31, 2005 include the impact of the purchase accounting adjustments.

Old AirGate and its restricted subsidiaries were created for the purpose of providing wireless Personal Communication Services (‘‘PCS’’). The Company is a PCS Affiliate of Sprint Nextel Corporation (‘‘Sprint Nextel’’). The Company has the right to market and provide Sprint branded wireless products and services using the Sprint Nextel brand name in a defined territory encompassing approximately 7.4 million residents.

On October 17, 2003, Old AirGate irrevocably transferred all of its shares of common stock of iPCS, Inc. and its subsidiaries (‘‘iPCS’’) to a trust for the benefit of Old AirGate’s stockholders of record as of the date of the transfer. On October 17, 2003, the iPCS investment ($184.1 million credit balance carrying amount) was eliminated and recorded as a non-monetary gain on disposal of discontinued operations. The accompanying consolidated financial statements reflect the results of iPCS as discontinued operations (see Note 3).

On February 13, 2004, Old AirGate effected a 1-for-5 reverse stock split and stockholders received one share of common stock, and cash resulting from the elimination of any fractional shares, in exchange for each five shares of common stock then outstanding. All share and per share amounts have been restated to give retroactive effect to the reverse stock split.

On February 1, 2006, Sprint Nextel completed its acquisition of Alamosa Holdings and Alamosa Holdings became a wholly-owned subsidiary of Sprint Nextel. As a result, the Company became an indirect wholly-owned subsidiary of Sprint Nextel.

These consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.	LIQUIDITY AND CAPITAL RESOURCES

Old AirGate financed its operations through debt financing and through proceeds generated from public offerings of Old AirGate common stock and cash provided by operations. The proceeds

AIRGATE PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (CONTINUED)
(dollars in thousands, except as noted)

from these transactions and cash provided by operations have been used to fund the build-out of the Company’s portion of the PCS network of Sprint Nextel, subscriber acquisition costs and working capital.

As of December 31, 2005, the Company had $15 million in cash and cash equivalents as well as $36 million in short term investments and believes that this cash on hand plus the additional liquidity that it expects to generate from operations will be sufficient to fund expected capital expenditures and to cover its working capital and debt service requirements for at least the next 12 months.

The Company’s future liquidity will be dependent on a number of factors influencing its projections of operating cash flows, including those related to subscriber growth, average revenue per user, average monthly churn and cost per gross addition. Should actual results differ significantly from these assumptions, the Company’s liquidity position could be adversely affected and it could be in a position that would require it to raise additional capital which may or may not be available on terms acceptable to the Company, if at all, and could have a material adverse effect on the Company's ability to achieve its intended business objectives.

3.	DISCONTINUED OPERATIONS

On November 30, 2001, Old AirGate acquired iPCS, another Sprint Nextel network partner, for $1.2 billion. The transaction was accounted for under the purchase method of accounting.

Subsequent to the acquisition of iPCS, the results of operations and accounts of iPCS were consolidated with Old AirGate in accordance with generally accepted accounting principles. On February 23, 2003, iPCS filed a Chapter 11 bankruptcy case in the United States Bankruptcy Court for the Northern District of Georgia for the purpose of effecting a court administered reorganization. Subsequent to February 23, 2003, Old AirGate no longer consolidated the accounts and results of operations of iPCS and the accounts of iPCS were recorded as an investment using the cost method of accounting.

The following reflects the condensed balance sheet information for iPCS, summarizing the deconsolidation adjustment to record the investment in iPCS on the cost basis as of February 23, 2003:

As of February 23, 2003
Condensed iPCS Balance Sheet Information:
Cash and cash equivalents	$10,031
Other current assets	32,084
Total current assets	42,115
Property and equipment, net	174,103
Other noncurrent assets	24,807
Total assets	241,025
Current liabilities	416,564
Long-term debt	409
Other long-term liabilities	8,167
Total liabilities	425,140
Investment in iPCS	$184,115

AIRGATE PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (CONTINUED)
(dollars in thousands, except as noted)

On October 17, 2003, Old AirGate irrevocably transferred all of its shares of iPCS common stock to a trust for the benefit of Old AirGate’s stockholders of record on the date of the transfer. On the date of the transfer, the iPCS investment ($184.1 million credit balance carrying amount) was eliminated and recorded as a non-monetary gain on disposal of discontinued operations. Old AirGate’s consolidated financial statements reflect the results of iPCS as discontinued operations. The year ended September 30, 2004 includes a non-monetary gain on disposal of discontinued operations of $184.1 million. The following reflects the loss from discontinued operations for the year ended September 30, 2003:

For the Year Ended September 30, 2003
Revenue	$79,364
Cost of revenue	63,398
Selling and marketing	16,417
General and administrative	6,881
Depreciation and amortization	20,989
Loss on disposal	1,451
Impairments	—
Operating expenses	109,136
Operating loss	(29,772)
Interest expense, net	(12,799)
Income tax benefit	—
Loss from discontinued operations	$(42,571)

Transactions Between the Company and iPCS

Old AirGate formed AirGate Service Company, Inc. (‘‘Service Co’’) to provide management services to both the Company and iPCS. For the year ended September 30, 2003, iPCS paid a net total of $2.9 million for Service Co expenses, which had the effect of reducing the Company’s expenses by that amount. In the normal course of business under the Company’s and iPCS’ respective Sprint Nextel agreements, the Company’s subscribers incur minutes of use in iPCS’ territory causing the Company to incur roaming expense to Sprint Nextel. In addition, iPCS’ subscribers incur minutes of use in the Company’s territory for which the Company receives roaming revenue from Sprint Nextel. The Company received $0.2 million of roaming revenue with respect to use by iPCS subscribers of its network and incurred $0.3 million of roaming expense with respect to use by the Company’s subscribers of iPCS’ network for the year ended September 30, 2003. The reciprocal roaming rate charged and other terms are established by Sprint Nextel under the Company’s and iPCS’ respective Sprint Nextel agreements.

During the year ended September 30, 2003, the Company purchased approximately $0.3 million of wireless handset inventories from iPCS at cost.

Transactions Involving Board Members

Timothy M. Yager was a member of Old AirGate’s Board of Directors until December 16, 2002. Prior to joining the Board, Mr. Yager was the Chief Executive Officer of iPCS. Pursuant to his employment agreement with iPCS, iPCS purchased consulting services from Mr. Yager during the year ended September 30, 2003. On January 27, 2003, Mr. Yager was appointed Chief Restructuring Officer to oversee the restructuring of iPCS and his company, YMS Management, LLC, entered into a management services agreement to manage the day-to-day operations of

AIRGATE PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (CONTINUED)
(dollars in thousands, except as noted)

iPCS. In connection with his appointment as Chief Restructuring Officer, Mr. Yager and iPCS agreed to terminate the provisions of his employment agreement providing for consulting services to iPCS and payment thereunder to Mr. Yager.

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

The Company obtained an independent valuation of certain assets to facilitate the allocation of the purchase price. The result of the allocation is as follows:

Consideration:
Alamosa Holdings common stock issued	$330,848
Common stock warrants assumed by Alamosa Holdings	2,568
Cash consideration	100,001
Total consideration	433,417
Direct transaction costs	6,429
Long-term debt assumed (at fair value)	348,391
Other liabilities assumed (including deferred taxes)	110,046
Total purchase price	898,283
Allocated to:
Current assets	130,996
Property and equipment	77,085
Other tangible non-current assets	966
Intangible assets (other than goodwill)	425,000
Goodwill	$264,236

As a result of the acquisition of Old AirGate by Alamosa Holdings, the Company implemented a plan to terminate certain employees of Old AirGate as well as to close certain locations. In connection with this plan, the Company established reserves for severance and related costs such as payments in connection with cancellation of employee stock options and restricted stock units as well as reserves for future lease payments (net of estimated sub-lease income) associated with an operating lease on a facility that was closed in May 2005. Activity with respect to these reserves follows:

AIRGATE PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (CONTINUED)
(dollars in thousands, except as noted)

	Company	Old AirGate
	For the period from acquisition (see Note 1) to December 31, 2005	For the period from January 1, 2005 to February 15, 2005
Severance and related costs:
Balance at beginning of period	$2,184	$—
Net charges (benefit)	—	16,778
Payments	(2,181)	(14,594)
Balance at end of period	$3	$2,184
Future lease payments, net:
Balance at beginning of period	$1,474	$—
Net charges (benefit)	—	1,474
Payments	(335)	—
Balance at end of period	$1,139	$1,474

5.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting for business combinations – The acquisition of Old AirGate by Alamosa Holdings on February 15, 2005 has been accounted for as a business combination in accordance with the provisions of SFAS No. 141, ‘‘Business Combinations.’’ Significant assumptions used in connection with allocating the purchase price to identifiable tangible and intangible assets and liabilities as well as unidentifiable goodwill include (i) the value of Alamosa Holdings common stock issued in the transaction, (ii) the value of identifiable intangible assets including value assigned to acquired subscribers and value assigned to the Sprint Nextel agreements assumed, (iii) the value of property and equipment acquired, (iv) the value of long term debt assumed and (v) deferred income tax assets and liabilities attributable to the assets and liabilities acquired. The operations of the acquired company are included in the consolidated results of operations of Alamosa Holdings, from the date of acquisition.

Principles of consolidation – The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated.

Revised statement of cash flows – The consolidated statement of cash flows for the year ended September 30, 2003 has been revised to separately identify cash flows from discontinued operations within each major category. Previously, the cash flows from discontinued operations were reported on a combined basis as a single amount.

Cash and cash equivalents – Cash and cash equivalents include cash and money market funds with minimal interest rate risk and original maturities of three months or less at the date of acquisition.

The carrying amount approximates fair value.

Short term investments – The Company invests in highly liquid debt instruments with strong credit ratings. Commercial paper investments with a maturity greater than three months, but less than one year, at the time of purchase are considered to be short term investments. The carrying amount of the investments approximates fair value due to their short maturity. Old AirGate classified short term investments as trading securities and recorded them at fair value with any changes in fair value reflected in earnings. The Company classifies short term investments as available-for-sale and records them at fair value with any changes in fair value reflected as a component of other comprehensive income. The Company maintains cash and cash equivalents

AIRGATE PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (CONTINUED)
(dollars in thousands, except as noted)

and short term investments with certain financial institutions. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company’s investment strategy.

Inventory – Inventory consists of handsets and related accessories. Inventories purchased for resale are carried at the lower of cost or market using the first-in first-out method. Market is determined using replacement cost which is consistent with industry practices. The Company also performs an analysis to identify obsolete or excess handset inventory for models that are no longer manufactured or are technologically obsolete and records a reserve, as appropriate.

Property and equipment – Property and equipment are reported at cost less accumulated depreciation. Costs incurred to design and construct the wireless network in a market are classified as construction in progress. When the wireless network for a particular market is completed and placed into service, the related costs begin to be depreciated. Repair and maintenance costs are charged to expense as incurred; significant renewals and betterments are capitalized. When depreciable assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the respective accounts, and any gains or losses on disposition are recognized in income. Property and equipment are depreciated using the straight-line method based on estimated useful lives of the assets.

Asset lives are as follows:

Buildings	10 years
Network equipment	5-10 years
Vehicles	5 years
Furniture and office equipment	7-10 years
Computer equipment	3-5 years

Leasehold improvements are depreciated over the shorter of the remaining term of the lease or the estimated useful life of the improvement.

Interest is capitalized in connection with the construction of the wireless network. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life.

Microwave relocation includes costs and the related obligation incurred to relocate incumbent microwave frequencies in the Company’s service area. Microwave relocation costs are amortized on a straight-line basis over 20 years beginning upon commencement of services in respective markets.

Software costs – In accordance with Statement of Position (‘‘SOP’’) 98-1, ‘‘Accounting for Costs of Computer Software Developed or Obtained for Internal Use,’’ certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software.

Advertising costs – Advertising costs are expensed as incurred. Total advertising expenses amounted to approximately $9.1 million for the period from acquisition to December 31, 2005, $1.4 million from January 1, 2005 to February 15, 2005, $1.7 million for the three months ended December 31, 2004, $7.8 million for the twelve months ended September 30, 2004 and $6.7 million for the twelve months ended September 30, 2003. Advertising expenses are included in selling and marketing expenses in the consolidated statement of operations.

Debt issuance costs – Costs incurred for the issuance of debt were deferred and are being amortized as interest expense over the term of the respective financing arrangements using the effective interest method.

AIRGATE PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (CONTINUED)
(dollars in thousands, except as noted)

Income taxes – The Company accounts for income taxes in accordance with SFAS No. 109, ‘‘Accounting for Income Taxes.’’ Under this method, the Company utilizes an asset and liability approach to accounting for income taxes, wherein deferred taxes are provided for book and tax basis differences for assets and liabilities. In the event differences exist between the book and tax basis of assets and liabilities that result in deferred assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is made. A valuation allowance is provided for the portion of deferred tax assets for which there is sufficient uncertainty regarding the Company’s ability to recognize the benefits of those assets in future years. The factors used to assess the likelihood of realization are the latest forecast of future taxable income, available tax planning strategies and the future reversal of existing taxable temporary differences.

Revenue recognition – The Company recognizes revenue as services are performed. Sprint Nextel handles the Company’s billings and collections and retains 8 percent of billed service revenues from the Company’s subscribers and from non-Sprint Nextel wireless subscribers who use the Company’s portion of the PCS network of Sprint Nextel. The amount retained by Sprint Nextel is recorded in Cost of Service and Operations. Revenues generated from the sale of handsets and accessories and from roaming services provided to Sprint Nextel wireless customers who are not based in the Company’s territories are not subject to the 8 percent charge.

Prior to July 1, 2003, the Company deferred all customer activation fee revenue and an equal amount of customer acquisition related expenses. These deferred amounts were amortized over the average life of that customer.

Effective July 1, 2003, the Company adopted the accounting provisions of Emerging Issues Task Force (‘‘EITF’’) Abstract No. 00-21, ‘‘Accounting for Revenue Arrangements with Multiple Deliverables.’’ Beginning July 1, 2003, the Company allocates amounts charged to customers at the point of activation between the sale of handsets and other equipment and the sale of wireless telecommunications services in those transactions taking place in distribution channels that are directly controlled by the Company. The amounts charged at the point of activation typically consist of the activation fee and the retail price of the equipment sold.

Sprint Nextel and other PCS Affiliates of Sprint Nextel, pay the Company a roaming fee for each minute that a Sprint Nextel wireless subscriber based outside of the Company’s territories roams on the Company’s portion of the PCS network of Sprint Nextel. Revenue from these services is recognized as the services are performed. Similarly, the Company pays roaming fees to Sprint Nextel and other PCS Affiliates of Sprint Nextel, when the Company’s subscribers roam on the PCS network of Sprint Nextel outside of the Company’s territories. These costs are recorded as a cost of service when incurred.

Product revenues, consisting of proceeds from the sales of handsets and accessories, are recorded net of an allowance for sales returns. The allowance is estimated based on Sprint Nextel’s handset return policy that allows customers to return handsets for a full refund within 14 days of purchase. When handsets are returned to the Company, the Company may be able to reissue the handsets to other customers at little additional cost. However, when handsets are returned to Sprint Nextel for refurbishing, the Company will receive a credit from Sprint Nextel, which will be less than the amount the Company originally paid for the handset. The cost of products sold includes the total cost of accessories and handsets sold through the Company’s retail stores (including sales to local indirect retailers). The cost of handsets generally exceeds the retail sales price because the Company subsidizes the price of handsets for competitive reasons. For handsets sold through national indirect retailers (such as Radio Shack, Best Buy, etc.) and other channels controlled by Sprint Nextel, the Company reimburses Sprint Nextel for the subsidy incurred on such handsets activated within the Company’s territory and this cost is reflected in selling and marketing expenses.

AIRGATE PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (CONTINUED)
(dollars in thousands, except as noted)

The Company recognizes service revenue from its subscribers as they use the service. The Company provides a reduction of recorded revenue for billing adjustments and credits, and estimated uncollectible late payment fees and early cancellation fees. The Company also reduces recorded revenue for rebates and discounts given to subscribers on wireless handset sales in accordance with EITF No. 01-9, ‘‘Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).’’

Goodwill and intangible assets – The Company has recorded certain intangible assets in connection with the purchase price allocation resulting from the acquisition of Old AirGate by Alamosa Holdings, including both identifiable intangibles and goodwill. Identifiable intangibles consist of the Sprint Nextel agreements and the subscriber base in place at the time of acquisition. The intangible assets related to the Sprint Nextel agreements are being amortized on a straight-line basis over the remaining original term of the underlying Sprint Nextel agreements. The subscriber base intangible asset is amortized on a straight-line basis over the estimated life of the acquired subscribers. The Company accounts for goodwill in accordance with the provisions of SFAS No. 142, ‘‘Goodwill and Other Intangible Assets.’’ In accordance with SFAS No. 142, goodwill is tested annually for impairment.

Impairment of long-lived assets – If facts or circumstances indicate the possibility of impairment of long-lived assets, including intangibles, the Company will prepare a projection of future operating cash flows, undiscounted and without interest. If based on this projection, the Company does not expect to recover its carrying cost, an impairment loss equal to the difference between the fair value of the asset and its carrying value will be recognized in operating income.

Stock based compensation – The Company has elected to follow Accounting Principles Board (‘‘APB’’) Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ and related interpretations in accounting for its employee stock options. The Company has implemented the disclosure-only provisions of SFAS No. 123, ‘‘Accounting for Stock Based Compensation.’’ See Note 14.

For fixed stock options granted under these plans, the exercise price of the option equals or exceeds the market value of the underlying common stock on the date of grant. Accordingly, the Company does not record compensation expense for any of the fixed stock options granted.

The following table illustrates the effects on net income (loss) had the Company applied the fair value recognition provisions of SFAS No. 123 to its stock-based employee compensation plans:

AIRGATE PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (CONTINUED)
(dollars in thousands, except as noted)

	Old AirGate
	For the period from January 1, 2005 to February 15, 2005	For the three months ended December 31, 2004	For the twelve months ended September 30, 2004	For the twelve months ended September 30, 2003
Loss from continuing operations – as reported	$(29,115)	$(15,264)	$(10,135)	$(42,186)
Add: stock-based employee compensation included in reported net loss from continuing operations, net of related tax	9,870	497	666	650
Deduct: stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(9,870)	(615)	(1,830)	(9,698)
Net loss from continuing operations – pro forma	$(29,115)	$(15,382)	$(11,299)	$(51,234)
Net loss from continuing operations per share, basic and diluted:
As reported	$(2.46)	$(1.30)	$(1.10)	$(8.14)
Pro forma	$(2.46)	$(1.31)	$(1.23)	$(9.89)

	Old AirGate
	For the period from January 1, 2005 to February 15, 2005	For the three months ended December 31, 2004	For the twelve months ended September 30, 2004	For the twelve months ended September 30, 2003
Net income (loss) – as reported	$(29,115)	$(15,264)	$173,980	$(84,757)
Add: stock-based employee compensation included in reported net income (loss), net of related tax	9,870	497	666	650
Deduct: stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(9,870)	(615)	(1,830)	(9,698)
Net income (loss) – pro forma	$(29,115)	$(15,382)	$172,816	$(93,805)
Net income (loss) per share, basic and diluted:
As reported	$(2.46)	$(1.30)	$18.88	$(16.36)
Pro forma	$(2.46)	$(1.31)	$18.75	$(18.10)

All outstanding Old AirGate stock options were cancelled in connection with closing the acquisition on February 15, 2005. Options that had exercise prices below the market price of Old

AIRGATE PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (CONTINUED)
(dollars in thousands, except as noted)

AirGate common stock at that date were settled in cash. The compensation expense associated with this payout of approximately $6.7 million is included in merger related expenses in the period from January 1, 2005 to February 15, 2005. Additionally, all outstanding Old AirGate restricted stock units were cancelled on February 15, 2005 and the fair market value of such units was settled in cash at that point. The compensation expense associated with this payout of approximately $3.8 million is included in merger related expenses in the period from January 1, 2005 to February 15, 2005. The restricted stock units had been accounted for as variable awards under SFAS No. 123 and compensation expense had been recorded as an adjustment to equity. As the units were terminated without shares being issued, the cumulative compensation recorded up to the settlement date as an adjustment to equity was reversed and a non-cash compensation benefit of $823 was recorded in the period from January 1, 2005 to February 15, 2005. As a result of the above cancellations, the Company has no outstanding stock-based compensation awards as of December 31, 2005 or for the period from acquisition through December 31, 2005.

The pro forma amounts presented above may not be representative of the future effects on reported net income (loss), since the pro forma compensation expense is allocated over the periods in which options become exercisable, and new option awards may be granted each year.

Use of estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of expenses during the period. The most significant of such estimates include:

•	Allowance for uncollectible accounts;

•	Estimated customer life in terms of amortization of deferred revenue and direct costs of acquisition;

•	Lease terms for operating and capital leases;

•	Useful lives of property and equipment;

•	Likelihood of realizing benefits associated with temporary differences giving rise to deferred tax assets; and

•	Impairment of long-lived assets.

Actual results could differ from those estimates.

Concentration of risk – The Company maintains cash and cash equivalents in accounts with financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. The Company monitors the financial stability of these institutions regularly and management does not believe there is significant credit risk associated with deposits in excess of federally insured amounts.

The Company relies on Sprint Nextel to provide certain back-office functions such as billing and customer care, activation of new subscribers, handset logistics and technology development. Should Sprint Nextel be unable to provide these services, the Company could be negatively impacted. See Note 13.

The Company’s cell sites are located on towers which are leased from a limited number of tower companies.

Concentrations of credit risk with respect to accounts receivables are limited due to a large subscriber base. Initial credit evaluations of subscribers’ financial condition are performed and

AIRGATE PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (CONTINUED)
(dollars in thousands, except as noted)

security deposits are generally obtained for subscribers with a high credit risk profile. The Company maintains an allowance for doubtful accounts for potential credit losses.

Basic and diluted earnings (loss) per share – Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. For the three months ended December 31, 2004 and the years ended September 30, 2004 and 2003, all outstanding stock options and common stock underlying stock purchase warrants as detailed in Note 11 have been excluded from the computation of dilutive earnings (loss) per share for all periods presented because their effect would have been antidilutive. The following table shows those potentially dilutive securities with exercise prices less than market prices of common stock in the respective periods using the treasury stock method:

	Old AirGate
	For the three months ended December 31, 2004	For the year ended September 30, 2004	For the year ended September 30, 2003
Common stock options	181,816	50,589	4,439
Common stock underlying stock purchase warrants	3,701	3,707	8,087
Total	185,517	54,296	12,526

Comprehensive income (loss) – No statements of comprehensive income (loss) have been included in the accompanying consolidated financial statements since the Company does not have any elements of other comprehensive income (loss) to report.

Segments – The Company and its subsidiaries have been operated and are evaluated by management as a single operating segment in accordance with the provisions of SFAS No. 131, ‘‘Disclosures about Segments of an Enterprise and Related Information.’’

Reclassification – Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These reclassifications had no effect on the results of operations or stockholder’s equity as previously reported.

Merger related expenses – Merger related expenses incurred by Old AirGate prior to the acquisition by Alamosa Holdings and by the Company prior to the acquisition of Alamosa Holdings by Sprint Nextel were expensed as incurred. These expenses primarily consisted of payment in consideration of the cancellation of employee stock options, severance paid to employees and investment banking, legal and other professional fees.

Effects of recent accounting pronouncements – In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 123(R), ‘‘Share-Based Payment,’’ which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosures of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of July 1, 2005. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123(R). The new rule allows registrants to implement SFAS No. 123(R) at the beginning of their next fiscal year that begins after June 15, 2005. As a result, the Company will be required to adopt the provisions of

AIRGATE PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (CONTINUED)
(dollars in thousands, except as noted)

SFAS No. 123(R) on January 1, 2006. The adoption of the provisions of SFAS No. 123 (R) did not have a material impact to the Company due to the fact that all stock based awards were cancelled and settled in cash in connection with the acquisition by Alamosa Holdings on February 15, 2005 as discussed in Note 14.

In June 2005, the FASB issued SFAS No. 154, ‘‘Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3.’’ This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to voluntary changes as well as those changes required by an accounting pronouncement if that pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle as opposed to being shown as a cumulative adjustment in the period of change. The statement is effective for all changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not materially impact the Company.

On March 31, 2005, the FASB issued Interpretation No. (‘‘FIN’’) 47, ‘‘Accounting for Conditional Asset Retirement Obligations’’ which is an interpretation of SFAS No. 143, ‘‘Accounting for Asset Retirement Obligations.’’ FIN 47 clarifies that the recognition and measurement provisions of SFAS No. 143 apply to asset retirement obligations in which the timing and/or method of settlement may be conditional on a future event, including obligations to remediate asbestos at the end of a building’s useful life and obligations to dispose of chemically-treated telephone poles at the end of their useful lives. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of this interpretation did not materially impact the Company.

6.	ACCOUNTS RECEIVABLE

Customer accounts receivable – Customer accounts receivable represent amounts owed to the Company by subscribers for PCS service. Customer accounts receivable do not bear interest.

The amounts presented in the consolidated balance sheets are net of an allowance for uncollectible accounts of $3,297 and $6,220 at December 31, 2005 and 2004, respectively. Estimates are used in determining the allowance for uncollectible accounts and are based on historical collection experience, current trends, credit policy, a percentage of accounts receivable by aging category and expectations of future bad debts based on current collection activities. In determining the allowance, the Company considers historical write-offs of its receivables as well as historical changes in its credit policies. The Company also takes into consideration current trends in the credit quality of its customer base.

AIRGATE PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (CONTINUED)
(dollars in thousands, except as noted)

The following table presents the changes in the allowance for uncollectible accounts during each period:

	Company	Old AirGate
	For the period from acquisition (see Note 1) to December 31, 2005	For the period from January 1, 2005 to February 15, 2005	For the three months ended December 31, 2004	For the twelve months ended September 30, 2004	For the twelve months ended September 30, 2003
Balance at beginning of period	$5,676	$6,220	$5,517	$4,635	$6,759
Provision for bad debts	5,816	(955)	1,782	181	5,220
Write-offs, net of recoveries	(8,195)	411	(1,079)	701	(7,344)
Balance at end of period	$3,297	$5,676	$6,220	$5,517	$4,635

Receivable from Sprint Nextel – Receivable from Sprint Nextel in the accompanying consolidated balance sheets consists of the following:

	Company	Old AirGate
	December 31, 2005	December 31, 2004
Net roaming receivable	$1,649	$2,818
Accrued service revenue	2,391	2,038
Other amounts due from Sprint Nextel	400	815
	$4,440	$5,671

Net roaming receivable includes net travel revenue due from Sprint Nextel relative to PCS subscribers based outside of the Company’s licensed territory who utilize the Company’s portion of the PCS network of Sprint Nextel. The net roaming receivable is net of amounts owed to Sprint Nextel relative to the Company’s subscribers who utilize the PCS network of Sprint Nextel outside of the Company’s licensed territory. The receivable is recorded net due to a right of offset with respect to the receivable from/payable to Sprint Nextel with respect to travel and the fact that the activity has historically been settled on a net basis by Sprint Nextel. In addition, net roaming receivable also includes amounts due from Sprint Nextel, which have been collected from other PCS providers and wholesale customers for their customers’ usage of the Company’s portion of the PCS network of Sprint Nextel.

Accrued service revenue represents the Company’s estimate of airtime usage and other charges that have been earned but not billed at the end of the period.

Other amounts due from Sprint Nextel at December 31, 2005 and 2004 primarily consist of universal service fund recoveries and interconnect revenue receivable.

AIRGATE PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (CONTINUED)
(dollars in thousands, except as noted)

7.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2005	2004
Land and buildings	$—	$—
Network equipment	118,416	318,035
Vehicles	19	—
Furniture and office equipment	2,422	3,760
	120,857	321,795
Accumulated depreciation	(18,846)	(192,808)
Subtotal	102,011	128,987
Microwave relocation costs	260	510
Accumulated amortization	(12)	(6)
Subtotal	248	504
Construction in progress:
Network equipment	2,886	1,318
Leasehold improvements	1,058	—
Subtotal	3,944	1,318
Total	$106,203	$130,809

For the period from acquisition to December 31, 2005, for the period from January 1, 2005 to February 15, 2005, for the three months ended December 31, 2004 and for the twelve months ended September 30, 2004 and 2003, the Company recorded $243, $20, $293, $48 and $518, respectively, in losses on disposal of property and equipment. Losses were primarily related to the abandonment of certain network equipment that had become technologically obsolete.

8.	GOODWILL AND INTANGIBLE ASSETS

In connection with the merger with Alamosa Holdings discussed in Note 1, the Company allocated portions of the purchase price to identifiable intangible assets consisting of (i) the value of the Sprint Nextel agreements in place at Old AirGate and (ii) the value of the subscriber base in place at Old AirGate. In addition to the identifiable intangibles, goodwill has been recorded in the amount by which the purchase price exceeded the fair value of the net assets acquired, including identified intangibles.

The Company allocated $215,000 of the purchase price to the value of the subscriber base in place at Old AirGate at the time of acquisition and allocated $210,000 to the value of the Sprint Nextel agreements in place at Old AirGate at the time of acquisition. The values were based on an independent appraisal. The subscriber base intangible will be amortized over the estimated life of the subscribers acquired, or approximately 3 years, and the intangible associated with the Sprint Nextel agreements in place will be amortized over the remaining original term of the Sprint Nextel agreements assumed in the acquisition, or approximately 13 years.

AIRGATE PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (CONTINUED)
(dollars in thousands, except as noted)

Goodwill and intangible assets consist of:

Company
December 31, 2005
Goodwill	$264,236
Intangible assets:
Sprint Nextel affiliation and other agreements	$210,000
Accumulated amortization	(13,696)
Subtotal	196,304
Subscriber base acquired	215,000
Accumulated amortization	(62,708)
Subtotal	152,292
Intangible assets, net	$348,596

Amortization expense related to intangible assets was $76,404 for the period from acquisition to December 31, 2005.

Aggregate amortization expense relative to intangible assets for the periods shown is estimated to be as follows:

Year ended December 31,
2006	$87,319
2007	87,319
2008	24,611
2009	15,652
2010	15,652
Thereafter	118,043
Total	$348,596

9.	LEASES

Operating leases – The Company has various operating leases, primarily related to rentals of tower sites and offices. These leases have original terms that range from 5 to 10 years with one or more renewal options upon the expiration of the original term. The leases generally provide for annual rent escalation based on pre-determined amounts or percentages. The estimated increases in rent are being recognized over the term of the leases using the straight-line method. The lease term has been determined according to the provisions of SFAS No. 13, ‘‘Accounting for Leases’’ and includes renewals in cases where renewals have been determined to be reasonably assured. Leasehold improvements associated with operating leases are capitalized and amortized over the shorter of their useful life or the respective lease term.

AIRGATE PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (CONTINUED)
(dollars in thousands, except as noted)

Rental expense under operating leases was $18,967 for the period from acquisition to December 31, 2005, $2,696 for the period from January 1, 2005 to February 15, 2005, $5,256 for the three months ended December 31, 2004, $20,500 for the twelve months ended September 30, 2004 and $19,400 for the twelve months ended September 30, 2003. At December 31, 2005, the aggregate minimum rental commitments under noncancelable operating leases for the periods shown are as follows:

YEARS:
2006	$21,593
2007	20,599
2008	20,357
2009	20,274
2010	17,940
Thereafter	48,984
Total	$149,747

Asset retirement obligations – For the Company’s leased telecommunications facilities, primarily consisting of cell sites and switch site operating leases and operating leases for retail and office space, the Company has adopted the provisions of SFAS No. 143, ‘‘Accounting for Asset Retirement Obligations.’’ The obligations associated with the Company’s operating leases primarily relate to the restoration of the leased sites to specified conditions described in the respective lease agreements. For purposes of determining the amounts recorded as asset retirement obligations associated with the respective leases, the Company has estimated the costs by type of lease to be incurred upon the termination of the lease for restoration costs, as adjusted for expected inflation. These costs have been discounted back to the origination of the lease using an appropriate discount rate to determine the amount of obligation to be recorded upon the inception of the lease. The liability is accreted up to the expected settlement amount over the life of the lease using the effective interest rate method. A corresponding asset is recorded at the inception of the lease in the same amount as the asset retirement obligation. This asset is depreciated using the same method and life of similar network assets or leasehold improvements.

The following table illustrates the activity with respect to asset retirement obligations for the period from acquisition to December 31, 2005, for the period from January 1, 2005 to February 15, 2005, for the three months ended December 31, 2004, and for the twelve months ended September 30, 2004 and 2003:

	Company	Old AirGate
	For the period from acquisition (see Note 1) to December 31, 2005	For the period from January 1, 2005 to February 15, 2005	For the three months ended December 31, 2004	For the twelve months ended September 30, 2004	For the twelve months ended September 30, 2003
Balance at beginning of period	$575	$520	$494	$390	$—
Initial obligation recorded during the period	119	—	—	—	184
Obligations settled during the period	—	—	—	—	—
Accretion of obligation during the period	60	13	26	104	206
Impact of revision in estimates	—	42	—	—	—
Balance at end of period	$754	$575	$520	$494	$390

AIRGATE PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (CONTINUED)
(dollars in thousands, except as noted)

10.	LONG-TERM DEBT

Long-term debt consists of the following:

	Company	Old AirGate
	December 31, 2005	December 31, 2004
9 3/8% Senior Notes	$166,446	$137,478
Floating Rate Notes	178,957	175,000
Total Debt	345,403	312,478
Less current maturities	—	—
Long term debt, excluding current maturities	$345,403	$312,478

9 3/8%Senior Notes - The 9 3/8% Senior Notes were originally issued in February 2004 by Old AirGate, have a face value of $159,035, mature September 1, 2009 and carry a coupon rate of 9 3/8%, payable semiannually on January 1 and July 1. The 9 3/8% Senior Notes are secured by a second priority lien on the assets of AirGate. The 9 3/8% Senior Notes were recorded at a fair value of $168,676 in the purchase price allocation as discussed in Note 4. The premium to face amount will be amortized over the remaining life of the notes as an adjustment to the effective interest rate.

Floating Rate Notes - The Floating Rate Notes were originally issued in October 2004 by Old AirGate, have a face value of $175,000, mature October 15, 2011 and bear interest at LIBOR plus 3.75%, payable quarterly on January 15, April 15, July 15 and October 15. The Floating Rate Notes are secured by a first priority lien on the assets of AirGate. The Floating Rate Notes were recorded at a fair value of $179,715 in the purchase price allocation as discussed in Note 4. The premium to face amount will be amortized over the remaining life of the notes as an adjustment to the effective interest rate.

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

Significant terms of the senior notes include:

•	Ranking – The senior unsecured obligations of AirGate are equal in right of payment to all future senior debt of AirGate and senior in right of payment to all future subordinated debt of AirGate.

•	Guarantees – The senior unsecured obligations are fully and unconditionally, jointly and severally guaranteed on a senior subordinated, unsecured basis, by all the existing and any future restricted subsidiaries of AirGate.

•	Optional Redemption – The senior notes contain call options as follows:

	Redemption Price
	9 3/8% Senior Notes	Floating Rate Notes
	Year Beginning January 1,	Year Beginning October 15,
2006	104.688%	102.000%
2007	102.344%	101.000%
2008	100.000%	100.000%
Thereafter	100.000%	100.000%

AIRGATE PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (CONTINUED)
(dollars in thousands, except as noted)

•	Change of Control – Upon a change of control as defined by the respective offerings, the Company will be required to make an offer to purchase the notes at a price equal to 101% of the face amount. The acquisition of Alamosa Holdings by Sprint Nextel on February 1, 2006 was deemed to be a change in control and the offer to purchase was initiated on February 15, 2006.

•	Restrictive Covenants – The indentures governing the notes contain covenants that, among other things and subject to important exceptions, limit our ability and the ability of our subsidiaries to incur additional debt, issue preferred stock, pay dividends, redeem capital stock or make other restricted payments or investments as defined by the indentures, create liens on assets, merge, consolidate or dispose of assets, or enter into transactions with affiliates and change lines of business. The indentures contain cross-default provisions relative to other material indebtedness.

Credit Facility

On August 16, 1999, Old AirGate entered into a $153.5 million senior credit facility. The credit facility provided for (i) a $13.5 million senior secured term loan (the ‘‘Tranche I Term Loan’’) which matured on June 6, 2007, and (ii) a $140.0 million senior secured term loan (the ‘‘Tranche II Term Loan’’) which matured on September 30, 2008. Mandatory quarterly payments of principal were required beginning December 31, 2002 for the Tranche I Term Loan and March 31, 2004 for the Tranche II Term Loan payments initially in the amount of 3.75 percent of the loan balance then outstanding and increasing thereafter. A commitment fee of 1.50 percent on unused borrowings under the credit facility was payable quarterly and included in interest expense. No commitment fees were paid for the year ended September 30, 2004. For the year ended September 30, 2003, commitment fees paid totaled $0.1 million. The credit facility was secured by all the assets of the Company and its restricted subsidiaries. In connection with this financing, Old AirGate issued Lucent Technologies, in its capacity as administrative agent and manager, warrants to purchase 27,807 shares of Old AirGate common stock that were exerciseable upon issuance. Additionally, the Company incurred origination fees and expenses of $5.0 million, which were recorded as financing costs and were amortized to interest expense using the straight-line method over the life of the agreement. The interest rate for the credit facility was determined on a margin above either the prime lending rate in the United States or the London Interbank Offer Rate.

The credit facility contained ongoing financial covenants, including reaching covered population targets, maximum annual spending on capital expenditures, attaining minimum subscriber revenues, and maintaining certain leverage and other ratios such as debt to total capitalization, debt to EBITDA (as defined in the credit facility agreement, ‘‘Bank EBITDA’’) and Bank EBITDA to fixed charges. The credit facility restricted the ability of the Company and its restricted subsidiaries to: create liens; incur indebtedness; make certain payments, including payments of dividends and distributions in respect of capital stock; consolidate, merge and sell assets; engage in certain transactions with affiliates; and fundamentally change its business.

Old AirGate amended the credit facility on November 30, 2003. Certain changes were effective for periods ended December 31, 2003 and were used in determining compliance with financial covenants for periods ended December 31, 2003 and thereafter. These changes included (i) changes to the definition of Bank EBITDA to provide that, among other things, in determining Bank EBITDA, certain additional items will be added back to consolidated net income or loss (to the extent deducted in determining such income or loss), including up to $2.0 million per year to pursue claims against, or dispute claims by, Sprint; up to $5.0 million in start-up costs in connection with any outsourcing of billing and customer care services, and

AIRGATE PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (CONTINUED)
(dollars in thousands, except as noted)

(ii) calculating the ratio of total debt to Bank EBITDA and senior secured debt to Bank EBITDA based on the four most recent fiscal quarters, rather than the last two quarters annualized.

Other significant changes made included: (i) deleting the minimum subscriber covenant, (ii) revising the threshold requirements for minimum revenues and most of the ratios that the Company was required to maintain; (iii) providing the Company the ability to incur certain other limited indebtedness and related liens; make certain limited investments and form subsidiaries under limited circumstances that are not subject to certain restrictive covenants contained in the credit facility or required to guarantee the credit facility and (iv) permitting the Company to repurchase, at a discount, the 13.5% notes or the 9 3/8% notes from cash on hand in an aggregate amount not to exceed $25 million in value of those notes, provided that the Company at the same time incur an equal amount of permitted subordinated indebtedness.

The amendment did not affect any of the other provisions of the credit facility, including those which restricted the Company’s ability to merge, consolidate or sell substantially all of its assets. In connection with the amendment, the Company agreed to prepay $10.0 million in principal under the credit facility, which was credited against principal payments otherwise due in 2004 and 2005 in the amount of $7.5 million and $2.5 million, respectively.

On October 25, 2004, Old AirGate repaid and terminated the credit facility with proceeds from the issuance of the Floating Rate Notes. A loss on early extinguishment of debt was recorded in the three months ended December 31, 2004 of $3.0 million representing the write-off of remaining unamortized deferred loan costs.

AIRGATE PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in thousands, except as noted)

11.	STOCKHOLDER’S EQUITY

As discussed in Note 1, the acquisition of Old AirGate by Alamosa Holdings was completed on February 15, 2005. Stockholders of Old AirGate received approximately 26.1 million shares of Alamosa Holdings common stock and approximately $100 million in cash consideration. As a result, Old AirGate stockholders’ deficit of $124,358 was eliminated on February 15, 2005. In connection with the purchase price allocation discussed in Note 4, the Company recorded contributed capital consisting of $330,848 in value of Alamosa Holdings common stock issued, $100,001 cash consideration plus $6,429 in direct transaction costs incurred by Alamosa Holdings and $2,568 in value of common stock purchase warrants assumed by Alamosa Holdings. The total contributed capital of $439,560 was reduced by $15,000 in cash distributions from the Company to Alamosa Holdings.

Old AirGate had three sets of common stock purchase warrants outstanding prior to the acquisition by Alamosa Holdings. All of these warrants were assumed by Alamosa Holdings in the acquisition on February 15, 2005.

Common Stock Purchase Warrants – In June 2000, Old AirGate issued stock purchase warrants to Lucent Technologies. The exercise price of the warrants equals 120% of the price of one share of common stock at the closing of the initial public offering, or $102.00 per share, and the warrants were exercisable for an aggregate of 2,035 shares of Old AirGate’s common stock. These warrants expired on August 15, 2004. Old AirGate recorded a discount on the credit facility of $0.3 million, which represented the fair value of the warrants on the date of grant using a Black-Scholes option pricing model. The discount was recognized as interest expense over the period from the date of issuance to maturity using the effective interest method.

On September 30, 1999, as part of a notes offering, Old AirGate issued warrants to purchase 0.43 shares of Old AirGate common stock for each unit at a price of $0.05 per share. In January 2000, Old AirGate’s registration statement on Form S-1 relating to warrants to purchase 128,880 shares of common stock issued together, as units, with Old AirGate’s $300 million of 13.5% senior subordinated discount notes due 2009, was declared effective by the Securities and Exchange Commission. The Company allocated $10.9 million of the proceeds from the units offering to the fair value of the warrants and recorded an original issue discount on the notes, which is recognized as interest expense over the period from issuance to the maturity date using the effective interest method. For the years ended September 30, 2004 and 2003, accretion of the discount from the warrants totaling $0.4 million and $1.0 million, respectively, was recorded as interest expense. The warrants became exercisable beginning upon the effective date of the registration statement registering such warrants, for an aggregate of 128,880 shares of common stock, and expire October 1, 2009. The warrants were assumed by Alamosa Holdings on February 15, 2005.

As part of the acquisition of iPCS, Old AirGate assumed warrants previously issued by iPCS in connection with a notes offering. The warrant holders may purchase 95,070 shares of Old AirGate’s common stock with an exercise price of $172.55 per share. The warrants related to the iPCS notes became exercisable on July 15, 2001 for a period of ten years after the date of issuance. The warrants were assumed by Alamosa Holdings on February 15, 2005.

Old AirGate assumed warrants on 36,717 shares of Old AirGate’s common stock previously issued by iPCS in connection with iPCS’ amendment of its management agreement with Sprint with an exercise price of $155.30 per share. The warrants related to the Sprint agreements were issued as a part of an amendment to the management agreement iPCS had with Sprint in connection with iPCS’ purchase of Sprint owned PCS territories in Michigan, Iowa and Nebraska

AIRGATE PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in thousands, except as noted)

and became exercisable by Sprint on July 15, 2001 and expire on July 15, 2007. These warrants to purchase 81,051 shares of Alamosa Holdings were assumed by Alamosa Holdings on February 15, 2005.

The following is a summary of the aggregate common stock share activity relating to the Company’s warrants for the period from January 1, 2005 to February 15, 2005, the three months ended December 31, 2004 and the twelve months ended September 30, 2004 and 2003:

	Lucent Warrants June 2000	13.5% Note Warrants September 1999	iPCS Note Warrants July 2000	iPCS Sprint Warrants July 2000	Total
Balance September 30, 2002	2,035	8,034	95,070	36,717	141,856
Shares issued upon exercise of warrants	—	(4,296)	—	—	(4,296)
Balance September 30, 2003	2,035	3,738	95,070	36,717	137,560
Shares issued upon exercise of warrants	—	(30)	—	—	(30)
Shares expired	(2,035)	—	—	—	(2,035)
Balance September 30, 2004	—	3,708	95,070	36,717	135,495
Shares issued upon exercise of warrants	—	—	—	—	—
Shares expired	—	—	—	—	—
Balance December 31, 2004	—	3,708	95,070	36,717	135,495
Shares issued upon exercise of warrants	—	—	—	—	—
Shares expired	—	—	—	—	—
Balance February 15, 2005	—	3,708	95,070	36,717	135,495

12.	INCOME TAXES

The Company’s effective income tax rate is based on statutory tax rates, tax planning opportunities, expected future taxable income and expected reversals of taxable temporary differences. The Company establishes a valuation allowance for deferred tax assets when it is more likely than not that the deferred tax assets will not be realized. Due to a limited operating history and lack of positive taxable earnings, a valuation allowance was established by Old AirGate as deferred tax assets were expected to exceed deferred tax liabilities. The establishment of this valuation allowance resulted in an effective tax rate of zero for the period from January 1, 2005 to February 15, 2005, for the three months ended December 31, 2004, and for the twelve months ended September 30, 2004 and 2003. Due to the difference in basis for book and tax purposes after the purchase price allocation as discussed in Note 4, the Company established a net deferred tax liability of $36,308 in connection with the merger.

The Company is included in the consolidated federal income tax return filed by Alamosa Holdings, Inc. As a result, income tax expense and related income tax balances included in the accompanying consolidated financial statements have been calculated as if the Company had operated as a separate entity.

AIRGATE PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in thousands, except as noted)

Income tax expense (benefit) is comprised of the following:

	Company	Old AirGate
	For the period from acquisition (see Note 1) to December 31, 2005	For the period from January 1, 2005 to February 15, 2005	For the three months ended December 31, 2004	For the twelve months ended September 30, 2004	For the twelve months ended September 30, 2003
Current:
U.S. Federal	$—	$—	$—	$—	$—
State	—	—	—	—	—
Total current expense	—	—	—	—	—
Deferred:
U.S. Federal	(15,981)	—	—	—	—
State	(1,059)	—	—	—	—
Total deferred expense	(17,040)	—	—	—	—
Total income tax expense (benefit)	$(17,040)	$—	$—	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$117,761	$109,676
Original issue discount	21,862	21,664
Depreciation	674	—
Restructuring costs	5,619	—
Bad debt allowance	1,660	—
Other	556	2,605
Gross deferred tax assets	148,132	133,945
Deferred tax liabilities:
Intangible assets	135,717	—
Depreciation	—	10,774
Loan	—	6,264
Non-cash compensation	3	—
Net deferred tax assets (liabilities)	12,412	116,907
Valuation allowance	(31,680)	(116,907)
Deferred tax balance	$(19,268)	$—

The change in the valuation allowance from December 31, 2004 to December 31, 2005 was primarily related to the acquisition of AirGate by Alamosa and was included as an adjustment to goodwill in purchase accounting. The remaining valuation allowance at December 31, 2005, if and when released, would first be applied as a reduction to goodwill.

AIRGATE PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in thousands, except as noted)

The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate due to the differences summarized below:

	Company	Old AirGate
	For the period from acquisition (see Note 1) to December 31, 2005	For the period from January 1, 2005 to February 15, 2005	For the three months ended December 31, 2004	For the twelve months ended September 30, 2004	For the twelve months ended September 30, 2003
Federal tax benefit at statutory rate	(35.00)%	(35.00)%	(35.00)%	(34.00)%	(34.00)%
Debt restructuring	—%	—%	—%	393.27%	—%
Disallowed interest on high yield discount obligations	—	—	—	7.67	4.57
Permanent differences	0.06	5.42	—	—	—
State taxes, net	(1.47)	(3.58)	(3.58)	(4.00)	(4.00)
Valuation allowance	—	33.16	38.58	(365.60)	31.92
Other	0.24	—	—	2.66	1.51
Provision (benefit) for income taxes	(36.17)%	—%	—%	—%	—%

As of December 31, 2005, the Company has available federal net operating loss carryforwards totaling approximately $298 million which expire beginning in 2017. In addition, the Company has available state net operating loss carryforwards totaling approximately $335 million which expire beginning in 2014. Utilization of net operating loss carryforwards may be limited by ownership changes which could occur in the future.

13.	SPRINT NEXTEL AGREEMENTS

In accordance with the Company’s affiliation agreements with Sprint Nextel, Sprint Nextel provides the Company various services including billing, customer care, collections and inventory logistics. In addition, Sprint Nextel bills the Company for various pass-through items such as commissions and rebates to national retail merchants, handset subsidies on handsets activated in the Company’s territory but not sold by the Company and long distance charges.

In 2004, Old AirGate executed amendments to its affiliation agreements with Sprint Nextel. The amendments, among other things, established fixed per subscriber costs for services that the Company purchases from Sprint Nextel through December 31, 2006 in the form of two new fees. The amendments created a new combined service bureau fee, which consolidates numerous fees that were previously settled separately, for back office services such as billing and customer care. The combined service bureau fee was set at $7.00 per average subscriber per month through December 31, 2006 and will be recorded in cost of service and operations in the consolidated statement of operations. The amendments also created a new per-activation fee, which consolidates numerous fees that were previously settled separately, for marketing services, such as subscriber activation and handset logistics. The per-activation fee is $23.00 per activation and will be applied to the actual number of gross subscriber activations the Company experiences on a monthly basis through December 31, 2006. The per-activation fee is recorded in selling and marketing expenses in the consolidated statement of operations.

In addition to the new fees, the amendments changed the methodology used for settling cash received from subscribers. Historically, actual weekly cash receipts were passed through to Old AirGate by Sprint Nextel based on a calculation of an estimate of the portion of that cash related

AIRGATE PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in thousands, except as noted)

to Old AirGate’s activity. Under the new methodology, the Company receives its portion of billed revenue (net of an 8% affiliation fee) less actual written off accounts in the month subsequent to billing regardless of when Sprint Nextel collects the cash from the subscriber.

Expenses reflected in the consolidated statements of operations related to the Sprint Nextel affiliation agreements are:

	Company	Old AirGate
	For the period from acquisition (see Note 1) to December 31, 2005	For the period from January 1, 2005 to February 15, 2005	For the three months ended December 31, 2004	For the twelve months ended September 30, 2004	For the twelve months ended September 30, 2003
Cost of service and operations	$140,470	$17,122	$35,367	$109,185	$123,142
Cost of products sold	28,196	6,528	10,239	29,109	21,522
Selling and marketing	18,244	3,269	5,351	12,937	12,440
Total	$186,910	$26,919	$50,957	$151,231	$157,104

In connection with the billing services provided to the Company by Sprint Nextel, the Company relies on Sprint Nextel to provide information as to monthly billing activity relative to all subscriber revenues. In addition, Sprint Nextel provides the information utilized for the settlement of all roaming revenue.

The Company relies upon Sprint Nextel as a service provider to provide accurate information for the settlement of revenue and expense items. The Company makes estimates used in connection with the preparation of financial statements based on the financial and statistical information provided by Sprint Nextel. The Company assesses the accuracy of this information through analytic review and reliance on the service auditor report on Sprint Nextel’s internal control processes prepared by Sprint Nextel’s external service auditor.

In conjunction with the amendments to the Company’s management and services agreement with Sprint PCS in 2004, the Company and Sprint Nextel agreed to resolve all historical disputes, including previously disputed charges between the Company and Sprint Nextel. In conjunction with this resolution, the Company paid Sprint Nextel $6.8 million in September 2004 and recorded an adjustment to reduce cost of service and roaming by approximately $11.7 million in the fourth fiscal quarter of 2004.

During the year ended September 30, 2004, the Company recorded $2.4 million in special settlement credits from Sprint Nextel as a reduction of cost of service and roaming, consisting of $1.2 million resulting from Sprint Nextel’s decision to discontinue their billing system conversion and $1.2 million relating to the settlement of the bad debt profile for certain subscribers.

During the year ended September 30, 2003, the Company recorded $3.6 million in special settlement credits from Sprint Nextel as a reduction of cost of service and roaming and $3.7 million as an increase in revenue.

Prior to the 2004 amendments, Sprint Nextel estimated monthly service charges at the beginning of each calendar year. At the end of each year, Sprint Nextel calculated the actual costs to provide these services for its network partners and required a final settlement for the calendar year against the charges actually paid. If the costs to provide these services are less than the amounts paid by Sprint Nextel’s network partners, Sprint Nextel issues a credit for these amounts. If the costs to provide the services are more than the amounts paid by Sprint Nextel’s network

AIRGATE PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in thousands, except as noted)

partners, Sprint Nextel charges the network partners for these amounts. During the twelve months ended September 30, 2004 and 2003, the Company received credits from Sprint Nextel for $2.6 million and $1.3 million, respectively, which were recorded as a reduction to cost of service and roaming.

14.	STOCK-BASED COMPENSATION

In July 1999, the Board of Directors approved the 1999 Stock Option Plan (‘‘1999 Plan’’), a stock option plan whereby shares of Old AirGate common stock were reserved for issuance to employees. Options granted under the plan vested at various terms up to a five-year period beginning at the grant date and expired ten years from the date of grant. Initially, 400,000 shares were reserved for issuance under the 1999 Plan. Upon adoption of the Company’s Amended and Restated 2002 Long-Term Incentive Plan, future grants of options under the 1999 Plan were prohibited.

In December 2001, the Board of Directors approved the Amended and Restated 2000 Long-Term Incentive Plan (‘‘2000 Plan’’). Options granted under the plan vested on such terms as determined by the Company’s compensation committee and expired ten years from the date of grant. Initially, 300,000 shares were reserved for issuance under the 2000 Plan. Upon adoption of the Company’s Amended and Restated 2002 Long-Term Incentive Plan, future awards under the 2000 Plan were prohibited.

In January 2001, the Board of Directors approved the 2001 Non-Executive Stock Option Plan (‘‘2001 Non-Executive Plan’’). Options granted under the plan vested ratably over a four-year period beginning at the grant date and expired ten years from the date of grant. Initially, 30,000 shares were reserved for issuance under the 2001 Non-Executive Plan. Upon adoption of the Company’s Amended and Restated 2002 Long-Term Incentive Plan, future grants of options under the 2001 Non-Executive Plan were prohibited.

In March 2004, the Board of Directors approved the AirGate PCS, Inc. Amended and Restated 2002 Long-Term Incentive Plan (the ‘‘2002 Plan’’), under which 1,205,000 shares of Company common stock were reserved for issuance to select employees and officers, directors and consultants of the Company. Options granted under the 2002 Plan vested on such terms as determined by the Company’s compensation committee (generally ratably over four years), and expired ten years after the date of grant. The right to grant awards under the 1999 Plan, the 2000 Plan, and the 2001 Non-Executive Plan were terminated upon approval of the 2002 Plan.

The weighted-average grant date fair value of stock option grants for the twelve months ended September 30, 2004 and 2003 was $12.98 and $2.65, respectively. No options were granted subsequent to September 30, 2004. The fair value of stock options granted was estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	For the Twelve Months ended September 30,
	2004	2003
Risk-free interest return	3.5%	3.5%
Volatility	132.0%	112.0%
Dividend yield	0%	0%
Expected life in years	4	4

AIRGATE PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in thousands, except as noted)

The following summarizes activity under the Company’s stock option plans:

	Number of Options	Weighted-average Exercise Price
Options outstanding as of September 30, 2002	451,952	$169.75
Granted	94,300	3.60
Forfeited	(290,838)	182.35
Options outstanding as of September 30, 2003	255,414	91.59
Granted	379,850	15.51
Exercised	(10,350)	3.58
Forfeited	(91,038)	86.25
Options outstanding as of September 30, 2004	533,876	40.08
Granted	—	0.00
Exercised	(59,445)	10.56
Forfeited	(8,750)	134.33
Options outstanding as of December 31, 2004	465,681	42.17
Granted	—	0.00
Exercised	(2,950)	4.25
Forfeited	(65,400)	14.95
Cancelled in Alamosa Holdings merger	(397,331)	46.93
Options outstanding as of December 31, 2005	—	0.00

During the twelve months ended September 30, 2004, Old AirGate issued 130,006 restricted stock units to select employees and directors of the Company. The restrictions on the stock units were to lapse one to three years from the date of issuance if certain criteria were met. When the restrictions on the stock units lapse, shares of Old AirGate common stock would be issued. The restricted stock units qualified for variable accounting under APB Opinion No. 25 and FASB Interpretation 28. The Company recorded compensation expense of $(0.8), $0.5 and $0.3 million related to these restricted stock units during the period from January 1, 2005 to February 15, 2005, the three months ended December 31, 2004 and the twelve months ended September 30, 2004, respectively. In connection with the merger with Alamosa Holdings on February 15, 2005, all remaining restricted stock units were cancelled and holders were paid for the inherent value of such units totaling $3.8 million.

15.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items.

Selected information related to the Company’s senior notes is as follows:

	December 31,
	2005	2004
Book value	$345,403	$312,478
Fair value	346,879	351,172
Net unrecognized loss	$(1,476)	$(38,694)

These fair value estimates were obtained from the institutions the Company entered into the agreements with and are subjective in nature and involve uncertainties and matters of

AIRGATE PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in thousands, except as noted)

considerable judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

16.	COMMITMENTS AND CONTINGENCIES

Litigation – In May 2002, putative class action complaints were filed in the United States District Court for the Northern District of Georgia against (a) AirGate PCS, Inc., Thomas M. Dougherty, Barbara L. Blackford, and Alan B. Catherall (the ‘‘AirGate Defendants’’), and (b) Credit Suisse First Boston, Lehman Brothers, UBS Warburg LLC, William Blair & Company, Thomas Wiesel Partners LLC and TD Securities (the ‘‘Underwriter Defendants’’).  The complaints alleged that the prospectus used in connection with the secondary offering of AirGate stock by certain former stockholders of iPCS, a former subsidiary of AirGate, on December 18, 2001 contained materially false and misleading statements and omitted material information necessary to make the statements in the prospectus not false and misleading. After initially denying motions for appointment of lead plaintiffs and lead plaintiffs’ counsel, the Court granted a modified renewed motion for appointment of lead plaintiffs and lead plaintiffs’ counsel on August 17, 2004.  Pursuant to a consent scheduling order, lead plaintiffs filed a consolidated amended class action complaint on October 15, 2004, naming the same defendants (the ‘‘Consolidated Complaint’’).

The Consolidated Complaint asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 based on a number of purported false or misleading statements in the prospectus.  Plaintiffs’ claims are premised on allegations, among others, that (i) AirGate’s business plan was not ‘‘fully funded,’’ contrary to what was asserted in the prospectus; (ii) disclosures in the prospectus regarding the churn rate experienced by AirGate were untrue and/or misleading; (iii) AirGate did not have strong future revenue and profit growth prospects based on its rapid customer growth, contrary to what was allegedly asserted in the prospectus; (iv) AirGate’s allowance for doubtful accounts was understated in its fiscal 2001 financial statements, and hence AirGate understated its net losses for 2001 and the prospectus incorrectly stated that AirGate’s financial statements complied with generally accepted accounting principles; (v) iPCS’s network build-out was not nearly complete, contrary to what was allegedly asserted in the prospectus; and (vi) the iPCS merger did not significantly enhance shareholder value, contrary to alleged assertions in the prospectus.

On December 30, 2004, the AirGate Defendants and the Underwriter Defendants filed motions to dismiss the Consolidated Complaint. On September 30, 2005, the Court issued an opinion and order (the ‘‘Order’’) ruling on these motions. The Order (a) dismissed plaintiffs' claims under Section 12(a)(2) of the Securities Act, and (b) also dismissed the remaining Section 11 and Section 15 claims as to five of the six alleged misstatements pled in the Consolidated Complaint, while declining to dismiss the claims related to allegation (v) above, concerning the iPCS network build-out.

The Order permitted plaintiffs to file a further amended complaint, which plaintiffs did on October 19, 2005 (the ‘‘Second Amended Complaint’’). The Second Amended Complaint repeats the allegations of the Consolidated Complaint, and adds certain additional allegations regarding the Underwriter Defendants and regarding plaintiffs’ ‘‘allowance for doubtful accounts’’ claim. On November 18, 2005, the AirGate Defendants and the Underwriter Defendants filed motions to dismiss the Second Amended Complaint. On February 28, 2006, the court ruled on these motions in an opinion and order that effectively reaffirmed the prior Order, holding that plaintiffs’ case could proceed only as to claims under Sections 11 and 15 and only as to the network build-out claim.

AIRGATE PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in thousands, except as noted)

The Company believes that AirGate and the other defendants have meritorious defenses to the single claim asserted in the Second Amended Complaint that remains at issue and to any additional claims that might be asserted in any subsequent amended complaint, and the Company intends to defend the action vigorously. However, the ultimate outcome of the litigation is not currently predictable, there can be no assurance that the litigation will be resolved in our favor, and an adverse outcome could adversely affect our financial condition. We maintain insurance coverage which could mitigate our exposure to loss in the event of an adverse outcome.

On February 23, 2003, iPCS and its two subsidiaries, iPCS Wireless, Inc. and iPCS Equipment, Inc. (the ‘‘Debtors’’) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. During the bankruptcy cases, iPCS filed a motion and obtained an order authorizing it to assume a management agreement between iPCS, AirGate PCS and AirGate Services Co., as amended. AirGate PCS subsequently filed an administrative expense priority claim for amounts that it contends were owed by the Debtors under the assumed management agreement. The claim was for amounts that AirGate PCS might be liable to certain third party vendors for goods and services provided by such vendors to or for the benefit of the Debtors. In their disclosure statement, the Debtors indicated that they might seek to defend against the claim by arguing, among other things, that AirGate PCS has failed to disgorge an alleged preferential transfer in the amount of $3,079 and that Old AirGate, its affiliates, officers, and directors may be subject to claims of the Debtors for mismanagement, breach of fiduciary duties, officer and director liability, and similar claims. The parties engaged in settlement discussions in an effort to resolve all of the disputes between them and on or about April 8, 2005, AirGate PCS and the Debtors entered into a settlement agreement resolving the claims between them. The settlement was not material to the Company.

On August 8, 2005, AirGate PCS, Inc. (‘‘AirGate’’) filed suit in the Delaware Court of Chancery against Sprint Nextel Corporation, Sprint Spectrum L.P., Sprint Communications Company L.P., Sprintcom, Inc., and S-N Merger Corp. (collectively ‘‘Sprint’’), and Nextel Communications, Inc. (‘‘Nextel’’), alleging, among other things, that Sprint breached the terms of its Management Agreement with AirGate.  Pursuant to a settlement agreement among Alamosa Holdings, Inc., Sprint Nextel and certain of their affiliates (including AirGate) the parties have mutually released all claims relating to the litigation and have had the litigation dismissed.

The Company is involved in various claims and legal actions arising in the ordinary course of business. The ultimate disposition of these matters is not expected to have a material adverse impact on the Company’s financial position, results of operations or liquidity.

AIRGATE PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in thousands, except as noted)

17.	PRO FORMA FINANCIAL INFORMATION

The unaudited pro forma condensed consolidated statements of operations for the period from January 1, 2005 to February 15, 2005, for the three months ended December 31, 2004 and for the twelve months ended September 30, 2004 set forth below present the results of operations as if the acquisition of Old AirGate by Alamosa Holdings had occurred at the beginning of each period and are not necessarily indicative of future results or actual results that would have been achieved had this acquisition occurred as of the beginning of the period.

	Old AirGate
	For the period from January 1, 2005 to February 15, 2005	For the three months ended December 31, 2004	For the twelve months ended September 30, 2004
Total revenues	$48,553	$91,796	$335,437
Loss from continuing operations before income taxes	$(11,036)	$(24,465)	$(58,543)
Income taxes	—	—	—
Loss from continuing operations	(11,036)	(24,465)	(58,543)
Gain on disposal of discontinued operations	—	—	184,115
Net income (loss)	$(11,036)	$(24,465)	$125,572
Net income (loss) per common share, basic and diluted:
Loss from continuing operations	$(0.93)	$(2.08)	$(6.35)
Income from discontinued operations	—	—	19.98
Net income (loss)	$(0.93)	$(2.08)	$13.63

AIRGATE PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in thousands, except as noted)

18.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations (unaudited) for 2004 and 2005 by quarter are as follows:

	Old AirGate
	Quarter ended
	March 31	June 30	September 30	December 31
	(In thousands)
2004:
Total revenues	$78,036	$86,038	$91,531	$92,212
Operating income (loss)	1,270	8,217	15,867	(4,053)
Net income (loss)	(9,876)	2,175	8,676	(15,264)
Net income (loss) per share, basic and diluted	$(1.21)	$0.18	$0.74	$(1.30)

	Old AirGate		Company
			Quarter ended
	Period from January 1, 2005 to February 15, 2005	Period from acquisition (see Note 1) to March 31	June 30	September 30	December 31
	(In thousands)
2005:
Total revenues	$48,843	$44,737	$101,602	$103,691	$102,777
Operating loss	(25,350)	(7,013)	(5,289)	(4,920)	(11,305)
Net loss	(29,115)	(5,819)	(6,344)	(6,459)	(11,444)
Net loss per share, basic and diluted	$(2.46)	N/A	N/A	N/A	N/A

AIRGATE PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in thousands, except as noted)

Presented below are the unaudited consolidated interim statements of operations and cash flows for the three months ended December 31, 2003:

AIRGATE PCS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the three months ended December 31, 2003
Revenues:
Subscriber revenues	$62,173
Roaming and wholesale revenues	16,483
Service revenues	78,656
Product sales	2,847
Total revenue	81,503
Costs and expenses:
Cost of service and operations	42,465
Cost of products sold	6,586
Selling and marketing	14,125
General and administrative expenses	6,513
Depreciation and amortization	11,767
Gain on disposal of property and equipment	(2)
Total costs and expenses	81,454
Income from operations	49
Interest and other income	157
Interest expense	(11,316)
Loss from continuing operations before income taxes	(11,110)
Income tax	—
Loss from continuing operations	(11,110)
Discontinued Operations:
Gain on disposal of discontinued operations, net	184,115
Net income	$173,005
Loss from continuing operations per share, basic and diluted	$(2.14)
Income from discontinued operations per share, basic and diluted	35.46
Net income per share, basic and diluted	$33.32

AIRGATE PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in thousands, except as noted)

AIRGATE PCS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the three months ended December 31, 2003
Cash flows from operating activities:
Net income	$173,005
Adjustments to reconcile net loss to net cash provided by
operating activities:
Gain on disposal of discontinued operations	(184,115)
Non-cash compensation expense (benefit)	106
Provision for bad debts	405
Depreciation and amortization of property and equipment	11,767
Amortization of financing costs included in interest expense	305
Interest accreted on discount notes	9,150
Gain on disposal of property and equipment	(2)
(Increase) decrease in:
Receivables	5,673
Inventory	(474)
Prepaid expenses and other assets	(3,039)
Decrease in:
Accounts payable and accrued expenses	(4,520)
Net cash provided by operating activities	8,261
Cash flows from investing activities:
Purchases of property and equipment	(1,599)
Net cash used in investing activities	(1,599)
Cash flows from financing activities:
Repayments of credit facility	(506)
Debt issuance costs	(191)
Net cash used in financing activities	(697)
Net increase in cash and cash equivalents	5,965
Cash and cash equivalents at beginning of period	54,078
Cash and cash equivalents at end of period	$60,043

AIRGATE PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in thousands, except as noted)

19.	GUARANTOR FINANCIAL STATEMENTS

Set forth below are consolidating financial statements of the Company and guarantor subsidiaries as of December 31, 2005 and 2004, for period from acquisition to December 31, 2005, for the period from January 1, 2005 to February 15, 2005, for the three months ended December 31, 2004 and for the twelve months ended September 30, 2004 and 2003. The guarantor subsidiaries are all 100% owned by the Company and the guarantees are full and unconditional. Separate financial statements of each guarantor subsidiary have not been provided because management has determined that they are not material to investors.

AGW Leasing Company, Inc. (‘‘AGW’’) is a wholly-owned restricted subsidiary of AirGate. AGW has fully and unconditionally guaranteed the Senior Notes (see Note 10). AGW was formed to hold the real estate interests for the Company’s PCS network and retail operations. After the acquisition of Old AirGate by Alamosa Holdings on February 15, 2005, all interests were transferred to the Company.

AirGate Network Services, LLC (‘‘ANS’’) is a wholly-owned restricted subsidiary of AirGate. ANS has fully and unconditionally guaranteed the Senior Notes (see Note 10). ANS was formed to provide construction management services for the Company’s PCS network. All assets and liabilities of ANS were assumed by the Company in connection with the acquisition of Old AirGate by Alamosa Holdings on February 15, 2005.

AirGate Service Company, Inc. (‘‘Service Co’’) is a wholly-owned restricted subsidiary of AirGate. Service Co has fully and unconditionally guaranteed the Senior Notes (see Note 10). Service Co was formed to provide management services to Old AirGate and iPCS. At the time of the acquisition of Old AirGate by Alamosa Holdings on February 15, 2005, Service Co had no assets or liabilities.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2005

	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$14,884	$—	$—	$14,884
Short term investments	35,557	—	—	35,557
Other current assets	63,550	—	—	63,550
Total current assets	113,991	—	—	113,991
Property and equipment, net	106,203	—	—	106,203
Other noncurrent assets	614,501	—	—	614,501
Total assets	$834,695	$—	$—	$834,695
Current liabilities	$51,342	$—	$—	$51,342
Long-term debt	345,403	—	—	345,403
Other long-term liabilities	43,456	—	—	43,456
Investment in subsidiaries	—	—	—	—
Total liabilities	440,201	—	—	440,201
Stockholders’ equity	394,494	—	—	394,494
Total liabilities and stockholders’ equity	$834,695	$—	$—	$834,695

AIRGATE PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in thousands, except as noted)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2004

	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$15,927	$(10)	$—	$15,917
Short term investments	94,059	—	—	94,059
Other current assets	94,593	529	(61,943)	33,179
Total current assets	204,579	519	(61,943)	143,155
Property and equipment, net	105,522	25,287	—	130,809
Other noncurrent assets	7,266	—	—	7,266
Total assets	$317,367	$25,806	$(61,943)	$281,230
Current liabilities	$60,349	$61,414	$(61,943)	$59,820
Intercompany	(134,537)	134,537	—	—
Long-term debt	312,478	—	—	312,478
Other long-term liabilities	3,363	—	—	3,363
Investment in subsidiaries	170,145	—	(170,145)	—
Total liabilities	411,798	195,951	(232,088)	375,661
Stockholders’ deficit	(94,431)	(170,145)	170,145	(94,431)
Total liabilities and stockholders’ deficit	$317,367	$25,806	$(61,943)	$281,230

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE PERIOD FROM ACQUISITION TO DECEMBER 31, 2005

	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$352,807	$—	$—	$352,807
Cost of revenue	216,404	—	—	216,404
Selling and marketing	50,774	—	—	50,774
General and administrative expenses	15,398	—	—	15,398
Merger related expenses	3,265	—	—	3,265
Depreciation and amortization	95,250	—	—	95,250
Loss on disposal of assets	243	—	—	243
Loss from operations	(28,527)	—	—	(28,527)
Interest and other income	2,394	—	—	2,394
Interest expense	(20,973)	—	—	(20,973)
Loss before income tax benefit	(47,106)	—	—	(47,106)
Income tax benefit	17,040	—	—	17,040
Net loss	$(30,066)	$—	$—	$(30,066)

AIRGATE PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in thousands, except as noted)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JANUARY 1, 2005 TO FEBRUARY 15, 2005

	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$48,843	$—	$—	$48,843
Cost of revenue	27,968	2,342	—	30,310
Selling and marketing	9,068	193	—	9,261
General and administrative expenses	2,810	75	—	2,885
Merger related expenses	23,803	—	—	23,803
Depreciation and amortization	6,709	1,205	—	7,914
Loss on disposal of property and equipment	20	—	—	20
Loss from operations	(21,535)	(3,815)		(25,350)
Equity in earnings of subsidiaries	(3,815)	—	3,815	—
Interest and other income	346	—	—	346
Interest expense	(4,111)	—	—	(4,111)
Loss before income taxes	(29,115)	(3,815)	3,815	(29,115)
Income taxes	—	—	—	—
Net loss	$(29,115)	$(3,815)	$3,815	$(29,115)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2004

	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$92,212	$—	$—	$92,212
Cost of revenue	54,684	4,355	—	59,039
Selling and marketing	14,711	712	—	15,423
General and administrative expenses	5,403	114	—	5,517
Depreciation and amortization	13,583	2,410	—	15,993
Gain on disposal of property and equipment	293	—	—	293
Income (loss) from operations	3,538	(7,591)	—	(4,053)
Equity in loss of subsidiaries	(7,568)	—	7,568	—
Interest and other income	507	23	—	530
Interest expense	(8,750)	—	—	(8,750)
Loss on early extinguishment of debt	(2,991)	—	—	(2,991)
Loss before income taxes	(15,264)	(7,568)	7,568	(15,264)
Income taxes	—	—	—	—
Net loss	$(15,264)	$(7,568)	$7,568	$(15,264)

AIRGATE PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in thousands, except as noted)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2004

	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$337,108	$—	$—	$337,108
Cost of revenue	172,822	17,717		190,539
Selling and marketing	48,617	2,242	—	50,859
General and administrative expenses	21,905	525	—	22,430
Depreciation and amortization	38,270	9,559	—	47,829
Loss on disposal of property and equipment	48	—	—	48
Income (loss) from operations	55,446	(30,043)	—	25,403
Equity in loss of subsidiaries	(29,968)	—	29,968	—
Interest and other income	747	—	—	747
Interest expense	(36,360)	75	—	(36,285)
Loss from continuing operations before income taxes	(10,135)	(29,968)	29,968	(10,135)
Income taxes	—	—	—	—
Loss from continuing operations	(10,135)	(29,968)	29,968	(10,135)
Income from discontinued operations	184,115	—	—	184,115
Net income (loss)	$173,980	$(29,968)	$29,968	$173,980

AIRGATE PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in thousands, except as noted)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2003

	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$331,348	$—	$—	$331,348
Cost of revenue	189,819	20,092	(1,024)	208,887
Selling and marketing	44,446	8,131	(808)	51,769
General and administrative expenses	13,955	10,505	(1,113)	23,347
Depreciation and amortization	36,940	9,554	—	46,494
Loss on disposal of property and equipment	518	—	—	518
Income (loss) from operations	45,670	(48,282)	2,945	333
Equity in loss of subsidiaries	(45,158)	—	45,158	—
Interest and other income	187	—	—	187
Interest expense	(42,885)	179	—	(42,706)
Loss from continuing operations before income taxes	(42,186)	(48,103)	48,103	(42,186)
Income taxes	—	—	—	—
Loss from continuing operations	(42,186)	(48,103)	48,103	(42,186)
Loss from discontinued operations	(42,571)	—	—	(42,571)
Net loss	$(84,757)	$(48,103)	$48,103	$(84,757)

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM ACQUISITION TO DECEMBER 31, 2005

	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities, net	$29,668	$—	$—	$29,668
Investing activities, net	216	—	—	216
Financing activities, net	(15,000)	—	—	(15,000)
Net increase in cash and cash equivalents	14,884	—	—	14,884
Cash and cash equivalents at beginning of period	—	—	—	—
Cash and cash equivalents at end of period	$14,884	$—	$—	$14,884

AIRGATE PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in thousands, except as noted)

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 1, 2005 TO FEBRUARY 15, 2005

	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities, net	$30,805	$12	$—	$30,817
Investing activities, net	(8,611)	—	—	(8,611)
Financing activities, net	(1,617)	—	—	(1,617)
Net increase in cash and cash equivalents	20,577	12	—	20,589
Cash and cash equivalents at beginning of period	15,929	(12)	—	15,917
Cash and cash equivalents at end of period	$36,506	$—	$—	$36,506

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2004

	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities, net	$(32,747)	$44	$—	$(32,703)
Investing activities, net	(2,722)	(51)	—	(2,773)
Financing activities, net	37,940	—	—	37,940
Net increase (decrease) in cash and cash equivalents	2,471	(7)	—	2,464
Cash and cash equivalents at beginning of period	13,456	(3)	—	13,453
Cash and cash equivalents at end of period	$15,927	$(10)	$—	$15,917

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2004

	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities, net	$(666)	$261	$—	$(405)
Investing activities, net	(13,819)	(264)	—	(14,083)
Financing activities, net	(26,137)	—	—	(26,137)
Net decrease in cash and cash equivalents	(40,622)	(3)	—	(40,625)
Cash and cash equivalents at beginning of period	54,078	—	—	54,078
Cash and cash equivalents at end of period	$13,456	$(3)	$—	$13,453

AIRGATE PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in thousands, except as noted)

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2003

	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities, net	$42,665	$(118)	$—	$42,547
Investing activities, net	(35,975)	—	—	(35,975)
Financing activities, net	15,031	—	—	15,031
Net increase (decrease) in cash and cash equivalents	21,721	(118)	—	21,603
Cash and cash equivalents at beginning of period	32,357	118	—	32,475
Cash and cash equivalents at end of period	$54,078	$—	$—	$54,078

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of AirGate PCS, Inc.:

Our audits of the consolidated financial statements referred to in our reports dated April 12, 2006 appearing in this 2005 Annual Report on Form 10-K of AirGate PCS, Inc. also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K for the three months ended December 31, 2004, for the period from January 1, 2005 through February 15, 2005 (date of acquisition) and for the period from February 15, 2005 through December 31, 2005. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Dallas, Texas
April 12, 2006

SCHEDULE II

AIRGATE PCS, INC.

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

FOR THE PERIOD OCTOBER 1, 2004 THROUGH DECEMBER 31, 2005
(Dollars in thousands)

CLASSIFICATION	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions		Balance at End of Period
December 31, 2004
Allowance for doubtful accounts	$5,517	$1,782	$—	$(1,079)		$6,220
Deferred tax valuation allowance	90,481	26,426	—	—		116,907
February 15, 2005
Allowance for doubtful accounts	$6,220	$(955)	$—	$411		$5,676
Deferred tax valuation allowance	116,907	3,872	—	—		120,779
December 31, 2005
Allowance for doubtful accounts	$5,676	$5,816	$—	$(8,195)	(a)	$3,297
Deferred tax valuation allowance	120,779	—	—	(89,099	)(a)	31,680

This schedule should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto that appear in this annual report on Form 10-K.

(a)	Includes the impact of purchase accounting adjustments.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

AirGate PCS, Inc.:

Under date of December 13, 2004, we reported on the consolidated statements of operations, stockholders’ deficit and cash flows of AirGate PCS, Inc. and subsidiaries for each of the years in the two-year period ended September 30, 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Atlanta, Georgia
December 13, 2004

SCHEDULE II

AIRGATE PCS, INC. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Dollars in thousands)

CLASSIFICATION	Balance at Beginning of Period	Additions Charged to Costs and Expenses		Additions Charged to Other Accounts		Deductions		Balance at End of Period
September 30, 2004
Allowance for doubtful accounts	$4,635	$181	(1)	$9,379	(2)	$(8,678)	(3)	$5,517
Income tax valuation allowance	127,535	(37,054	)(4)	—		—		90,481
September 30, 2003
Allowance for doubtful accounts	$6,759	$5,220	(1)	$13,511	(2)	$(20,855)	(3)	$4,635
Income tax valuation allowance	114,068	13,467	(4)	—		—		127,535

(1)	Amounts represent provisions for doubtful accounts charged to cost of service and roaming. During the twelve months ended September 30, 2004, the Company received a $1.5 million credit from Sprint Nextel related to bad debt write-offs.

(2)	Amounts represent provisions for late payment fees, early cancellation fees, first payment default customers, and other billing adjustments charged to subscriber revenues.

(3)	Amounts represent write-offs of uncollectible customer accounts.