Form 10-Q
period 2006-03-31
AirGate PCS, Inc. /Merger/
filed 2006-05-15
CIK 1317606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2006

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

YES       NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer       Accelerated filer       Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

   YES       NO

There is currently no public market for the registrant’s common stock.

As of May 12, 2006, 1,000 shares of common stock, par value $.01 per share, were issued and outstanding.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

AIRGATE PCS, INC.

TABLE OF CONTENTS

		PAGE
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets at March 31, 2006 and December 31, 2005 (unaudited)	3
	Consolidated Statements of Operations for the three months ended March 31, 2006 and for the period from acquisition to March 31, 2005 and for the period from January 1, 2005 to February 15, 2005 (unaudited)	4
	Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and for the period from acquisition to March 31, 2005 and for the period from January 1, 2005 to February 15, 2005 (unaudited)	5
	Notes to the Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	27
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 5.	Other Information	27
Item 6.	Exhibits	27
SIGNATURES		28

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

AIRGATE PCS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(dollars in thousands, except share information)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$54,648	$14,884
Short term investments	15,540	35,557
Customer accounts receivable, net	23,508	26,470
Receivable from Sprint Nextel	6,562	4,440
Inventory	2,407	2,777
Prepaid expenses and other assets	4,147	6,649
Deferred customer acquisition costs	680	497
Deferred tax asset	22,717	22,717
Total current assets	130,209	113,991
Property and equipment, net	105,438	106,203
Goodwill	264,236	264,236
Intangible assets, net	326,766	348,596
Other noncurrent assets	1,886	1,669
Total assets	$828,535	$834,695
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$741	$5,087
Accrued expenses	15,947	15,730
Payable to Sprint Nextel	19,377	15,512
Payable to Alamosa Holdings	22,740	2,935
Interest payable	6,768	2,880
Deferred revenue	10,458	9,198
Total current liabilities	76,031	51,342
Long term liabilities:
Other noncurrent liabilities	1,716	1,471
Deferred tax liability	34,646	41,985
Senior notes	344,425	345,403
Total long term liabilities	380,787	388,859
Total liabilities	456,818	440,201
Commitments and contingencies (see Note 13)	—	—
Stockholder’s equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 1,000 and 30,000,000 shares authorized, respectively; 1,000 and 1,000 shares issued and outstanding, respectively	—	—
Additional paid-in capital	424,560	424,560
Accumulated deficit	(52,843)	(30,066)
Total stockholder’s equity	371,717	394,494
Total liabilities and stockholder’s equity	$828,535	$834,695

The accompanying notes are an integral part of the consolidated financial statements.

AIRGATE PCS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share amounts)

	Company		Old AirGate
	For the three months ended March 31, 2006	For the period from acquisition (see Note 1) to March 31, 2005	For the period from January 1, 2005 to February 15, 2005
Revenues:
Subscriber revenues	$79,416	$34,949	$34,680
Roaming and wholesale revenues	25,963	8,140	10,972
Service revenues	105,379	43,089	45,652
Product sales	3,607	1,648	3,191
Total revenue	108,986	44,737	48,843
Costs and expenses:
Cost of service and operations (excluding depreciation shown separately below of $4,680, $3,526 and $7,594, respectively)	61,652	21,361	23,782
Cost of products sold	8,790	4,428	6,528
Selling and marketing	16,174	8,757	9,261
General and administrative expenses	4,966	2,899	2,885
Merger related expenses	15,010	—	23,803
Depreciation and amortization	26,700	14,305	7,914
Loss on disposal of property and equipment	11	—	20
Total costs and expenses	133,303	51,750	74,193
Loss from operations	(24,317)	(7,013)	(25,350)
Loss on debt exchange	(2)	—	—
Interest and other income	753	319	346
Interest expense	(6,550)	(2,768)	(4,111)
Loss before income taxes	(30,116)	(9,462)	(29,115)
Income tax benefit	7,339	3,645	—
Net loss	$(22,777)	$(5,817)	$(29,115)
Net loss per common share, basic and diluted			$(2.46)
Weighted average common shares outstanding, basic and diluted			11,831,973

The accompanying notes are an integral part of the consolidated financial statements.

AIRGATE PCS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Company		Old AirGate
	For the three months ended March 31, 2006	For the period from acquisition (see Note 1) to March 31, 2005	For the period from January 1, 2005 to February 15, 2005
Cash flows from operating activities:
Net loss	$(22,777)	$(5,817)	$(29,115)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash compensation benefit	—	—	(823)
Non-cash accretion of asset retirement obligations	17	15	56
Provision for bad debts	2,142	(54)	(955)
Depreciation and amortization of property and equipment	4,870	3,599	7,914
Amortization of intangible assets	21,830	10,707	—
Amortization of financing costs included in interest expense	—	—	457
Amortization of debt premium included in interest expense	(798)	(441)	—
Deferred income taxes	(7,339)	(3,645)	—
Loss on disposal of property and equipment	11	—	20
Net change in short term investments classified as trading securities	—	—	49,435
(Increase) decrease in:
Receivable from/payable to parent	21,548	2,809	—
Receivables	820	13,565	(2,892)
Inventory	370	(1,235)	341
Prepaid expenses and other assets	2,102	(2,560)	(2,329)
Increase (decrease) in:
Accounts payable and accrued expenses	3,520	(21,562)	8,708
Net cash provided by (used in) operating activities	26,316	(4,619)	30,817
Cash flows from investing activities:
Proceeds from sale of assets	11	—	—
Purchases of property and equipment	(6,400)	(3,599)	(8,611)
Cash recorded in business combination	—	36,389	—
Proceeds from sale of short term investments	20,017	58	—
Net cash provided by (used in) investing activities	13,628	32,848	(8,611)
Cash flows from financing activities:
Repayment of senior notes	(180)	—	—
Debt issuance costs	—	—	(1,629)
Capital distribution to Alamosa Holdings	—	(15,000)	—
Stock options exercised	—	—	12
Net cash used in financing activities	(180)	(15,000)	(1,617)
Net increase in cash and cash equivalents	39,764	13,229	20,589
Cash and cash equivalents at beginning of period	14,884	—	15,917
Cash and cash equivalents at end of period	$54,648	$13,229	$36,506
Supplemental disclosure of non-cash financing and investing activities:
Capital infusion in business combination	$—	$333,416	$—
Fair value of assets recorded in business combination	—	898,283	—
Fair value of liabilities recorded in business combination	—	(458,437)	—
Asset retirement obligations capitalized	11	6	—
Change in accounts payable for purchases of property and equipment	(2,284)	4,018	—

The accompanying notes are an integral part of the consolidated financial statements.

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except as noted)

1.	BASIS OF PRESENTATION OF UNAUDITED INTERIM FINANCIAL INFORMATION, ORGANIZATION AND BUSINESS OPERATIONS

The unaudited consolidated balance sheets at March 31, 2006 and December 31, 2005, the unaudited consolidated statements of operations for the three months ended March 31, 2006 and for the period from acquisition to March 31, 2005 and for the period from January 1, 2005 to February 15, 2005, the unaudited consolidated statements of cash flows for the three months ended March 31, 2006 and for the period from acquisition to March 31, 2005 and for the period from January 1, 2005 to February 15, 2005 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required annually by accounting principles generally accepted in the United States of America. In the opinion of management, the interim data includes all adjustments (consisting of only normally recurring adjustments) necessary for a fair statement of the results for the interim periods. Operating results for the period ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006.

On December 7, 2004, AirGate PCS, Inc. (‘‘Old AirGate’’) entered into an Agreement and Plan of Merger with Alamosa Holdings, Inc. (‘‘Alamosa Holdings’’) and A-Co. Merger Sub, Inc. (‘‘A-Co.’’), a direct wholly-owned subsidiary of Alamosa Holdings. On February 15, 2005, Old AirGate merged with and into A-Co. with A-Co. surviving the merger. Immediately after the closing of the transaction, A-Co. was renamed AirGate PCS, Inc. (‘‘AirGate’’) and remains a wholly-owned subsidiary of Alamosa Holdings. In connection with the acquisition of Old AirGate, the purchase price was allocated to the assets and liabilities of AirGate based on fair value resulting in a new basis of accounting (see Note 3). The accompanying consolidated financial statements include the accounts of AirGate and its wholly-owned restricted subsidiaries, AGW Leasing Company, Inc., AirGate Service Company, Inc. and AirGate Network Services, LLC. AirGate is referred to in these consolidated financial statements as the ‘‘Company,’’ ‘‘we,’’ ‘‘us’’ or ‘‘our.’’ The accompanying consolidated financial statements include the consolidated financial statements of Old AirGate for the period from January 1, 2005 to February 15, 2005. As the merger was accounted for under the purchase method of accounting and the purchase price adjustments were pushed down to the acquired entity, assets and liabilities of Old AirGate were adjusted to fair value at the time of acquisition. The consolidated financial statements of the Company as of March 31, 2006, as of December 31, 2005 and for the period from acquisition to March 31, 2005 include the impact of the purchase accounting adjustments with respect to the acquisition of Old AirGate by Alamosa Holdings.

Old AirGate and its restricted subsidiaries were created for the purpose of providing wireless Personal Communication Services (‘‘PCS’’). The Company is a PCS Affiliate of Sprint Nextel Corporation (‘‘Sprint Nextel’’). The Company has the right to market and provide certain wireless products and services using the Sprint brand name in a defined territory encompassing approximately 7.4 million residents.

On February 1, 2006, Sprint Nextel completed its acquisition of Alamosa Holdings and Alamosa Holdings became a wholly-owned subsidiary of Sprint Nextel. As a result, the Company became an indirect wholly-owned subsidiary of Sprint Nextel. The acquisition of Alamosa Holdings by Sprint Nextel was accounted for as an acquisition of a business using the purchase method of accounting under SFAS No. 141, ‘‘Business Combinations.’’ Accordingly, the purchase price was allocated to the assets and liabilities acquired based on fair value. The consolidated financial statements of the Company as of March 31, 2006 and for the three months ended March 31, 2006 do not reflect any adjustments in connection with this purchase price

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

allocation as all such adjustments are reflected at the parent company and were not reflected in the Company’s financial statements.

Alamosa (Delaware), Inc. (‘‘Alamosa (Delaware)’’) is a wholly-owned subsidiary of Alamosa Holdings and a sister company to AirGate. Alamosa (Delaware) shares certain corporate costs with AirGate in accordance with a board approved cost sharing policy. These costs are incurred by Alamosa (Delaware) and allocated between Alamosa (Delaware) and AirGate based on each company’s respective minutes of use on its network. Total costs allocated to AirGate by Alamosa (Delaware) in the three months ended March 31, 2006 and 2005 were $21,951 and $2,975, respectively.

These consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.	LIQUIDITY AND CAPITAL RESOURCES

Old AirGate financed its operations through debt financing and through proceeds generated from public offerings of Old AirGate common stock and cash provided by operations. The proceeds from these transactions and cash provided by operations have been used to fund the build-out of the Company’s PCS network, subscriber acquisition costs and working capital.

As of March 31, 2006, the Company had $55 million in cash and cash equivalents as well as $16 million in short term investments and believes that this cash on hand plus the additional liquidity that it expects to generate from operations will be sufficient to fund expected capital expenditures and to cover its working capital and debt service requirements for at least the next 12 months.

The Company’s future liquidity will be dependent on a number of factors influencing operating cash flows, including subscriber growth, average revenue per user, average monthly churn and cost per gross addition. Should actual results differ significantly from assumptions regarding these factors, the Company’s liquidity position could be adversely affected and it could be in a position that would require it to raise additional capital which may or may not be available on terms acceptable to the Company, if at all, and could have a material adverse effect on the Company's ability to achieve its intended business objectives.

3.	MERGERS AND ACQUISITIONS

As discussed in Note 1, Old AirGate was acquired by Alamosa Holdings on February 15, 2005. The transaction was accounted for under the purchase method of accounting and the results of the Company are included in the consolidated financial statements of Alamosa Holdings from the date of acquisition.

The merger consideration consisted of 26.1 million shares of Alamosa Holdings common stock valued at $12.66 per share, and approximately $100.0 million in cash plus direct transaction costs of approximately $6.4 million. The debt of Old AirGate was assumed in the transaction, which had a fair value of approximately $348.4 million as of February 15, 2005.

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

The Company allocated the purchase price based on the fair value of the assets and liabilities acquired. The result of the allocation is as follows:

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

As discussed in Note 1, when Alamosa Holdings was acquired by Sprint Nextel on February 1, 2006, the allocation of that purchase price was not reflected in the AirGate financial statements.

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

	Company		Old AirGate
	For the three months ended March 31, 2006	For the period from acquisition (see Note 1) to March 31, 2005	For the period from January 1, 2005 to February 15, 2005
Severance and related costs:
Balance at beginning of period	$3	$2,184	$—
Net charges (benefit)	—	—	16,778
Payments	(3)	(1,555)	(14,594)
Balance at end of period	$—	$629	$2,184
Future lease payments, net:
Balance at beginning of period	$1,139	$1,474	$—
Net charges (benefit)	—	—	1,474
Payments	(112)	—	—
Balance at end of period	$1,027	$1,474	$1,474

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

4.    STOCK-BASED COMPENSATION

Prior to January 1, 2006, the Company and Old AirGate elected to follow Accounting Principles Board (‘‘APB’’) Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ and related interpretations in accounting for its employee stock options. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), ‘‘Share Based Payment,’’ using the modified prospective method which requires the Company to record compensation expense related to stock-based compensation based on the fair value of stock-based compensation awards. The non-cash compensation benefit included in Old AirGate’s consolidated statements of operations for the period from January 1, 2005 to February 15, 2005 of $823 represents the reversal of previously recorded variable non-cash compensation expense associated with restricted stock unit awards that were cancelled and settled in cash on February 15, 2005 by Old AirGate immediately prior to the merger with Alamosa Holdings. In addition to the non-cash benefit, during the period from January 1, 2005 to February 15, 2005, cash payments of $10,693 were made to holders of employee stock options and restricted stock units as a result of the cancellation of those stock-based compensation awards in connection with the acquisition of Old AirGate by Alamosa Holdings. No stock-based compensation expense was recorded in the three months ended March 31, 2006 or in the period from acquisition to March 31, 2005. The following table illustrates the effect on Old AirGate net loss and Old AirGate net loss per share if Old AirGate had applied the fair value recognition provisions of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation,’’ to stock-based employee compensation:

For the period from January 1, 2005 to February 15, 2005
Net loss – as reported	$(29,115)
Add: stock-based employee compensation included in reported net loss, net of related tax	9,870
Deduct: stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3,644)
Net loss – pro forma	$(22,889)
Net loss per share – as reported Basic and diluted	$(2.46)
Net loss per share – pro forma Basic and diluted	$(1.93)

All outstanding Old AirGate stock options were cancelled in connection with closing of the acquisition by Alamosa Holdings on February 15, 2005. Options that had exercise prices below the market price of Old AirGate common stock at that date were settled in cash. The compensation expense associated with this payout of approximately $6.9 million is included in merger related expenses in the period from January 1, 2005 to February 15, 2005. Additionally, all outstanding Old AirGate restricted stock units were cancelled on February 15, 2005 and the fair market value of such units was settled in cash at that time. The compensation expense associated with this payout of approximately $3.8 million is included in merger related expenses in the period from January 1, 2005 to February 15, 2005. The restricted stock units had been accounted for as variable awards under APB Opinion No. 25 and compensation expense had been recorded as an adjustment to equity. As the units were terminated without shares being issued, the cumulative compensation recorded up to the settlement date as an adjustment to

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

equity was reversed and a non-cash compensation benefit of $823 was recorded in the period from January 1, 2005 to February 15, 2005. As a result of the above cancellations, the Company had no outstanding stock-based compensation awards as of March 31, 2006 or December 31, 2005.

5.    ACCOUNTS RECEIVABLE

Customer accounts receivable — Customer accounts receivable represent amounts owed to the Company by subscribers for PCS service. Customer accounts receivable do not bear interest.

The amounts presented in the consolidated balance sheets are net of an allowance for uncollectible accounts of $3,497 and $3,297 at March 31, 2006 and December 31, 2005, respectively. Estimates are used in determining the allowance for uncollectible accounts and are based on historical collection experience, current trends, credit policy, a percentage of accounts receivable by aging category and expectations of future bad debts based on current collection activities. In determining the allowance, the Company considers historical write-offs of its receivables as well as historical changes in its credit policies. The Company also takes into consideration current trends in the credit quality of its customer base.

Receivable from Sprint Nextel — Receivable from Sprint Nextel in the accompanying consolidated balance sheets consists of the following:

	March 31, 2006	December 31, 2005
Net roaming receivable	$2,666	$1,649
Accrued service revenue	3,213	2,391
Other amounts due from Sprint Nextel	683	400
	$6,562	$4,440

Net roaming receivable includes net travel revenue due from Sprint Nextel relative to PCS subscribers based outside of the Company’s licensed territory who utilize the Company’s PCS network. The net roaming receivable is net of amounts owed to Sprint Nextel relative to the Company’s subscribers who utilize the PCS network of Sprint Nextel outside of the Company’s licensed territory. The receivable is recorded net due to a right of offset with respect to the receivable from/payable to Sprint Nextel with respect to travel and the fact that the activity has historically been settled on a net basis by Sprint Nextel. In addition, net roaming receivable also includes amounts due from Sprint Nextel that have been collected from other PCS providers and wholesale customers for their customers’ usage of the Company’s PCS network.

Accrued service revenue represents the Company’s estimate of airtime usage and other charges that have been earned but not billed at the end of the period.

Other amounts due from Sprint Nextel at March 31, 2006 and December 31, 2005 primarily consist of universal service fund recoveries and interconnect revenue receivable.

6.	PROPERTY AND EQUIPMENT

Property and equipment are stated net of accumulated depreciation and amortization of $23.7 million and $18.8 million at March 31, 2006 and December 31, 2005, respectively.

7.	ASSET RETIREMENT OBLIGATIONS

For the Company’s leased telecommunications facilities, primarily consisting of cell sites and switch site operating leases and operating leases for retail and office space, the Company has adopted the provisions of SFAS No. 143, ‘‘Accounting for Asset Retirement Obligations.’’ The

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

obligations associated with the Company’s operating leases primarily relate to the restoration of the leased sites to specified conditions described in the respective lease agreements. For purposes of determining the amounts recorded as asset retirement obligations associated with the respective leases, the Company has estimated by type of lease the costs to be incurred upon the termination of the lease for restoration costs or legal obligations at the site, as adjusted for expected inflation. These costs have been discounted back to the origination of the lease using an appropriate discount rate to determine the amount of obligation to be recorded upon the inception of the lease. The liability is accreted up to the expected settlement amount over the life of the lease using the effective interest rate method. A corresponding asset is recorded at the inception of the lease in the same amount as the asset retirement obligation. This asset is depreciated using the same method and life of similar network assets or leasehold improvements.

The following table illustrates the activity with respect to asset retirement obligations for the three months ended March 31, 2006, for the period from acquisition to March 31, 2005 and for the period from January 1, 2005 to February 15, 2005:

	Company		Old AirGate
	For the three months ended March 31, 2006	For the period from acquisition (see Note 1) to March 31, 2005	For the period from January 1, 2005 to February 15, 2005
Balance at beginning of period	$754	$575	$520
Initial obligation recorded during the period	11	6	—
Accretion of obligation during the period	17	15	13
Impact of revision in estimates	—	—	42
Balance at end of period	$782	$596	$575

8.    GOODWILL AND INTANGIBLE ASSETS

In connection with the acquisition of AirGate by Alamosa Holdings discussed in Note 3, the Company allocated portions of the purchase price to identifiable intangible assets consisting of (i) the value of the Sprint Nextel agreements in place at Old AirGate and (ii) the value of the subscriber base in place at Old AirGate. In addition to the identifiable intangibles, goodwill has been recorded in the amount by which the purchase price exceeded the fair value of the net assets acquired, including identified intangibles.

The Company allocated $215,000 of the purchase price to the value of the subscriber base in place at Old AirGate at the time of acquisition and allocated $210,000 to the value of the Sprint Nextel agreements in place at Old AirGate at the time of acquisition. The subscriber base intangible will be amortized over the estimated life of the subscribers acquired, or approximately 3 years, and the intangible asset associated with the Sprint Nextel agreements in place will be amortized over the remaining original term of the Sprint Nextel agreements assumed in the acquisition, or approximately 13 years.

The Company accounts for goodwill and intangible assets in accordance with the provisions of SFAS No. 142, ‘‘Goodwill and Other Intangible Assets.’’ The provisions of SFAS No. 142 (i) prohibit the amortization of goodwill and indefinite-lived intangible assets, (ii) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value may be impaired), and (iii) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill. The annual testing of goodwill for impairment was completed as of February 1, 2006 and no impairment was indicated.

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

Goodwill and intangible assets consist of:

	March 31, 2006	December 31, 2005
Goodwill	$264,236	$264,236
Intangible assets:
Sprint Nextel agreements	$210,000	$210,000
Accumulated amortization	(17,609)	(13,696)
Subtotal	192,391	196,304
Subscriber base acquired	215,000	215,000
Accumulated amortization	(80,625)	(62,708)
Subtotal	134,375	152,292
Intangible assets, net	$326,766	$348,596

Amortization expense related to intangible assets was $21,830 and $10,707 for the three months ended March 31, 2006 and for the period from acquisition to March 31, 2005, respectively.

9.	LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2006	December 31, 2005
9 3/8% Senior Notes	$165,665	$166,446
Floating Rate Notes	178,760	178,957
Total Debt	344,425	345,403
Less current maturities	—	—
Long term debt, excluding current maturities	$344,425	$345,403

SENIOR NOTES

9 3/8% Senior Notes — The 9 3/8% Senior Notes were originally issued in February 2004 by Old AirGate, have a face value of $159,035, mature September 1, 2009 and carry a coupon rate of 9 3/8%, payable semiannually on January 1 and July 1. The 9 3/8% Senior Notes are secured by a second priority lien on the assets of AirGate. The 9 3/8% Senior Notes were recorded at a fair value of $168,676 in the purchase price allocation as discussed in Note 3. The premium to face amount will be amortized over the remaining life of the notes as an adjustment to the effective interest rate.

Floating Rate Notes — The Floating Rate Notes were originally issued in October 2004 by Old AirGate, have a face value of $175,000, mature October 15, 2011 and bear interest at LIBOR plus 3.75%, payable quarterly on January 15, April 15, July 15 and October 15. The Floating Rate Notes are secured by a first priority lien on the assets of AirGate. The Floating Rate Notes were recorded at a fair value of $179,715 in the purchase price allocation as discussed in Note 3. The premium to face amount will be amortized over the remaining life of the notes as an adjustment to the effective interest rate.

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

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

The acquisition of Alamosa Holdings by Sprint Nextel on February 1, 2006 was considered a change in control as defined in the indentures governing the Company’s senior notes. Accordingly, the Company offered to purchase the senior notes at 101 percent of the respective face amounts. The offer closed on March 16, 2006, at which time $180 of the 9 3/8% Senior Notes had been validly tendered.

10.	STOCKHOLDERS’ EQUITY

As discussed in Note 1, the acquisition of Old AirGate by Alamosa Holdings was completed on February 15, 2005. Stockholders of Old AirGate received approximately 26.1 million shares of Alamosa Holdings common stock and approximately $100 million in cash consideration. As a result, Old AirGate stockholders’ deficit of $124,358 was eliminated on February 15, 2005. In connection with the purchase price allocation discussed in Note 3, the Company recorded contributed capital consisting of $330,848 in value of Alamosa Holdings common stock issued, $100,001 cash consideration plus $6,429 in direct transaction costs incurred by Alamosa Holdings and $2,568 in value of common stock purchase warrants assumed by Alamosa Holdings. The total contributed capital of $439,560 was reduced by $15,000 in cash distributions from the Company to Alamosa Holdings.

Old AirGate had three sets of common stock purchase warrants outstanding prior to the acquisition by Alamosa Holdings.

AirGate Warrants — The AirGate Warrants were originally issued by Old AirGate in connection with an offering of Old AirGate notes in 1999. As of February 15, 2005, 8,620 AirGate Warrants were outstanding. Each warrant entitled the holder to receive 0.9482 shares of Alamosa Holdings common stock and $3.64 in cash at an exercise price of $0.02 per share and expired on October 1, 2009. Due to the fact that these warrants required settlement with registered shares of Alamosa Holdings common stock, these warrants were reflected as a liability in the consolidated balance sheet of Alamosa Holdings at fair market value. These warrants were cancelled in connection with the acquisition of Alamosa Holdings by Sprint Nextel on February 1, 2006.

iPCS Note Warrants — The iPCS Note Warrants were originally issued by iPCS, Inc. (‘‘iPCS’’) in 2000 and assumed by Old AirGate upon its acquisition of iPCS in 2001. As of February 15, 2005, 300,000 iPCS Note Warrants were outstanding. Each warrant entitled the holder to receive 0.6996 shares of Alamosa Holdings common stock at an exercise price of $74.34 per share and expired on July 15, 2011. Due to the fact that these warrants required settlement with registered shares of Alamosa Holdings common stock, these warrants are reflected as a liability in the consolidated balance sheet of Alamosa Holdings at fair market value. These warrants were cancelled in connection with the acquisition of Alamosa Holdings by Sprint Nextel on February 1, 2006.

iPCS Sprint Warrant — The iPCS Sprint Warrant was originally issued by iPCS in 2000 and assumed by Old AirGate upon Old AirGate’s acquisition of iPCS in 2001. As of February 15, 2005, the iPCS Sprint Warrant to purchase 81,050 shares of Alamosa Holdings common stock at an exercise price of $66.52 per share was outstanding. This warrant expired on July 15, 2007 and was not reflected as a liability in the consolidated balance sheet of Alamosa Holdings. This warrant was cancelled in connection with the acquisition of Alamosa Holdings by Sprint Nextel on February 1, 2006.

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

11.	INCOME TAXES

The Company’s effective income tax rate is based on statutory tax rates, tax planning opportunities, expected future taxable income, and expected reversals of taxable temporary differences. The forecasted annual rate is then applied to the Company’s quarterly operating results. The Company establishes a valuation allowance for deferred tax assets when it is more likely than not that the deferred tax assets will not be realized. Due to a limited operating history and lack of positive taxable earnings, a valuation allowance was established by Old AirGate as deferred tax assets were expected to exceed deferred tax liabilities. The establishment of this valuation allowance resulted in an effective tax rate of zero for the period from January 1, 2005 to February 15, 2005. Due to the difference in basis for book and tax purposes after the purchase price allocation discussed in Note 3, the Company established a net deferred tax liability in connection with the merger. The reversal of the timing differences which give rise to this deferred tax liability will allow the Company to realize the benefit of certain deferred tax assets such that the valuation allowance was reduced. The effective tax rate for the period from acquisition to March 31, 2005 was 38.5 percent. The difference between the statutory rate of 35 percent and the projected rate was primarily due to state income taxes. The effective tax rate for the three months ended March 31, 2006 is 24.4 percent. The difference between the statutory rate of 35 percent and the projected rate is primarily due to an expected increase in the valuation allowance in the year ending December 31, 2006, resulting from the expected creation of additional net operating losses which would give rise to a deferred tax asset for which it is more likely than not that such asset would not be realized.

The income tax amounts reflected in the consolidated financial statements of the Company as of March 31, 2006 and for the three months ended March 31, 2006 are based on separate company income tax filing methodology. These statements do not reflect the adjustments resulting from being included in Sprint Nextel’s consolidated federal and certain combined state income tax returns subsequent to Alamosa Holdings’ acquisition by Sprint Nextel on February 1, 2006.

12.	SPRINT NEXTEL AGREEMENTS

In accordance with the Company’s agreements with Sprint Nextel, Sprint Nextel provides the Company various services including billing, customer care, collections and inventory logistics. In addition, Sprint Nextel bills the Company for various pass-through items such as commissions and rebates to national retail merchants, handset subsidies on handsets activated in the Company’s territory but not sold by the Company and long distance charges.

The Company pays a combined service bureau fee for back office services such as billing and customer care. The combined service bureau fee is set at $7.00 per average subscriber per month through December 31, 2006 and is recorded in cost of service and operations in the consolidated statement of operations. The Company also pays a per-activation fee for marketing services, such as subscriber activation and handset logistics. The per-activation fee is $23.00 per activation and is applied to the actual number of gross subscriber activations the Company experiences on a monthly basis through December 31, 2006. The per-activation fee is recorded in selling and marketing expenses in the consolidated statement of operations.

The Company receives its portion of billed revenue (net of an 8% fee) less actual written off accounts in the month subsequent to billing regardless of when Sprint Nextel collects the cash from the subscriber.

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

Expenses reflected in the consolidated statements of operations related to the Sprint Nextel agreements are:

	Company		Old AirGate
	For the three months ended March 31, 2006	For the period from acquisition (see Note 1) to March 31, 2005	For the period from January 1, 2005 to February 15, 2005
Cost of service and other operations	$45,158	$14,897	$17,122
Cost of products sold	8,790	4,428	6,528
Selling and marketing	5,669	3,661	3,269
Total	$59,617	$22,986	$26,919

13.	COMMITMENTS AND CONTINGENCIES

Litigation — In May 2002, putative class action complaints were filed in the United States District Court for the Northern District of Georgia against (a) Old AirGate, Thomas M. Dougherty, Barbara L. Blackford, and Alan B. Catherall (the ‘‘AirGate Defendants’’), and (b) Credit Suisse First Boston, Lehman Brothers, UBS Warburg LLC, William Blair & Company, Thomas Wiesel Partners LLC and TD Securities (the ‘‘Underwriter Defendants’’).  The complaints alleged that the prospectus used in connection with the secondary offering of AirGate stock by certain former stockholders of iPCS, a former subsidiary of AirGate, on December 18, 2001 contained materially false and misleading statements and omitted material information necessary to make the statements in the prospectus not false and misleading. After initially denying motions for appointment of lead plaintiffs and lead plaintiffs’ counsel, the Court granted a modified renewed motion for appointment of lead plaintiffs and lead plaintiffs’ counsel on August 17, 2004.  Pursuant to a consent scheduling order, lead plaintiffs filed a consolidated amended class action complaint on October 15, 2004, naming the same defendants (the ‘‘Consolidated Complaint’’).

The Consolidated Complaint asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 based on a number of purported false or misleading statements in the prospectus. Plaintiffs’ claims are premised on allegations, among others, that (i) AirGate’s business plan was not ‘‘fully funded,’’ contrary to what was asserted in the prospectus; (ii) disclosures in the prospectus regarding the churn rate experienced by AirGate were untrue and/or misleading; (iii) AirGate did not have strong future revenue and profit growth prospects based on its rapid customer growth, contrary to what was allegedly asserted in the prospectus; (iv) AirGate’s allowance for doubtful accounts was understated in its fiscal 2001 financial statements, and hence AirGate understated its net losses for 2001, and the prospectus incorrectly stated that AirGate’s financial statements complied with generally accepted accounting principles; (v) iPCS’s network build-out was not nearly complete, contrary to what was allegedly asserted in the prospectus; and (vi) the iPCS merger did not significantly enhance shareholder value, contrary to alleged assertions in the prospectus.

On December 30, 2004, the AirGate Defendants and the Underwriter Defendants filed motions to dismiss the Consolidated Complaint. On September 30, 2005, the Court issued an opinion and order (the ‘‘Order’’) ruling on these motions. The Order (a) dismissed plaintiffs' claims under Section 12(a)(2) of the Securities Act, and (b) also dismissed the remaining Section 11 and Section 15 claims as to five of the six alleged misstatements asserted in the Consolidated Complaint, while declining to dismiss the claims related to allegation (v) above, concerning the iPCS network build-out.

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

14.	PRO FORMA FINANCIAL INFORMATION

The unaudited pro forma condensed consolidated statements of operations for the period from January 1, 2005 to February 15, 2005 set forth below present the results of operations as if the acquisition of Old AirGate by Alamosa Holdings had occurred at the beginning of the period and is not necessarily indicative of future results or actual results that would have been achieved had this acquisition occurred as of the beginning of the period.

For the period from January 1, 2005 to February 15, 2005
Total revenues	$48,553
Loss before income taxes	(11,036)
Income taxes	—
Net loss	$(11,036)
Net loss per common share, basic and diluted	$(0.93)

Adjustments to revenue relate to the elimination of roaming revenue earned by AirGate from Alamosa (Delaware) subscribers. Adjustments to the loss before income taxes include (i) the elimination of merger related expenses incurred in the period, (ii) additional amortization of intangible assets recorded in purchase accounting and (iii) a reduction of depreciation expense related to the revaluing of property and equipment in purchase accounting.

AIRGATE PCS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

15.	EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 123(R), ‘‘Share-Based Payment,’’ which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosures of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of July 1, 2005. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. On April 14, 2005, the SEC announced the adoption of a new rule that amended the compliance dates for SFAS No. 123(R). The new rule allowed registrants to implement SFAS No. 123(R) at the beginning of their next fiscal year that begins after June 15, 2005. As a result, the Company adopted the provisions of SFAS No. 123(R) on January 1, 2006. The adoption of the provisions of SFAS No. 123(R) did not have a material impact to the Company.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q includes ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933, as amended (the ‘‘Securities Act’’), and Section 21E of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), which can be identified by the use of forward-looking terminology such as ‘‘may,’’ ‘‘might,’’ ‘‘could,’’ ‘‘would,’’ ‘‘believe,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘seek,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘project’’ or ‘‘continue’’ or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this quarterly report on Form 10-Q regarding our financial position and liquidity may be deemed to be forward-looking statements. These forward-looking statements include:

•	forecasts of population growth in our territory;

•	statements regarding our anticipated revenues, expense levels, liquidity, capital resources and operating losses; and

•	statements regarding expectations or projections about markets in our territories.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations are further disclosed in our annual report on Form 10-K for the year ended December 31, 2005 under the sections ‘‘Item 1. Business,’’ ‘‘Item 1A. Risk Factors’’ and ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.’’ Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

•	our dependence on Sprint Nextel;

•	modifications or amendments to the terms of our agreements with Sprint PCS, including terms related to fees paid or charged to us and other program requirements;

•	potential fluctuations in our operating results;

•	our ability to predict future subscriber growth, as well as other key operating metrics;

•	changes or advances in technology;

•	the ability to leverage third generation products and services;

•	subscriber credit quality;

•	our potential need for additional capital;

•	our inability to predict the outcomes of potentially material litigation;

•	general economic and business conditions;

•	effects of mergers and consolidations within the telecommunications industry and unexpected announcements or developments from others in the telecommunications industry;

•	the effects of vigorous competition and the overall demand for our service offerings in the markets in which we operate and the impact of new, emerging and competing technologies on our business;

•	the costs and business risks associated with providing new services and entering new markets;

•	the impact of potential adverse change in the ratings afforded our debt securities by ratings agencies;

•	equipment failure, natural disasters, terrorist acts, or other breaches of network or information technology security;

•	one or more of the markets in which we compete being impacted by changes in political or other factors such as monetary policy, legal and regulatory changes or other external factors over which we have no control; and

•	other risks referenced in this quarterly report on Form 10-Q and from time to time in other filings of ours with the Securities and Exchange Commission (‘‘SEC’’).

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

Definitions of Operating Metrics

We discuss the following operating metrics relating to our business in this ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operation’’ section:

•	ARPU, or average monthly revenue per user, is a measure used to determine the average monthly subscriber revenue earned for subscribers based in our territory. This measure is calculated by dividing subscriber revenues in our consolidated statement of operations by our average daily subscribers during the period divided by the number of months in the period. Base ARPU is average monthly revenue per user excluding roaming and wholesale revenue.

•	Average monthly churn is used to measure the rate at which subscribers based in our territory deactivate service on a voluntary or involuntary basis. We calculate average monthly churn based on the number of subscribers deactivated during the period (net of transfers out of our service area and those who deactivated within 30 days of activation) as a percentage of our average daily subscriber base during the period divided by the number of months during the period.

•	Licensed POPs represent the number of residents (usually expressed in millions) in the territory in which we have the right to provide wireless mobility communications services under the Sprint brand name. The number of residents located in our territory does not represent the number of wireless subscribers that we serve or expect to serve in our territory.

•	Covered POPs represent the number of residents (usually expressed in millions) covered by the PCS network in our territory. The number of residents covered by our network does not represent the number of wireless subscribers that we serve or expect to serve in our territory.

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

As a PCS Affiliate of Sprint Nextel, we have the right to provide certain wireless mobility communications services under the Sprint brand name in our licensed territory. We own and are responsible for building, operating and managing the PCS network located in our territory. We offer national plans designed by Sprint Nextel as well as local plans tailored to our market demographics. Our PCS network is designed to offer a seamless connection with the 100% digital PCS nationwide wireless network of Sprint Nextel. We market Sprint branded wireless products and services through a number of distribution outlets located in our territory, including our own retail stores, major national distributors and local third party distributors. At March 31, 2006, we had total licensed POPs of over 7.4 million, covered POPs of approximately 6.5 million and total subscribers of approximately 466,000.

We recognize revenues from our subscribers for the provision of wireless telecommunications services, proceeds from the sales of handsets and accessories through channels controlled by us and fees from Sprint Nextel and other wireless service providers and resellers when their customers roam onto our PCS network. Sprint Nextel retains 8% of all service revenue collected from our subscribers (not including products sales and roaming charges billed to our subscribers) and all fees collected from other wireless service providers and resellers when their customers use our PCS network. We report the amount retained by Sprint Nextel as an operating expense. In addition, Sprint Nextel bills our subscribers for taxes, handset insurance, equipment and Universal Service Fund charges and other surcharges which we do not record. Sprint Nextel collects these amounts from the subscribers and remits them to the appropriate entity.

As part of our agreements with Sprint Nextel, we have contracted with Sprint Nextel to provide back office services such as customer activation, handset logistics, billing, customer care and network monitoring services. We initially elected to delegate the performance of these services to Sprint Nextel to take advantage of their economies of scale, to accelerate our build-out and market launches and to lower our initial capital requirements. The cost for these services is primarily on a per-subscriber or per-transaction basis and is recorded as an operating expense.

We are a wholly-owned subsidiary of Alamosa Holdings and an indirect wholly-owned subsidiary of Sprint Nextel. Alamosa (Delaware) is our sister company and is also a wholly-owned subsidiary of Alamosa Holdings. Alamosa (Delaware) incurs certain shared costs such as corporate finance, accounting and other overhead costs which are allocated to us based on relative minutes of use on our PCS network.

Alamosa Holdings, our parent corporation, is a wholly-owned subsidiary of Sprint Nextel. Subject to our obligations under the indentures under which our senior notes were issued, Sprint Nextel may cause us to amend, modify or terminate any or all of the agreements between us and other subsidiaries of Sprint Nextel. We urge you to read these agreements because they define our rights and obligations, and those of the other subsidiaries.

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

The acquisition of Alamosa Holdings by Sprint Nextel on February 1, 2006 has been accounted for as a business combination as well. The allocation of the purchase price in that transaction was not reflected in the AirGate financial statements.

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

Revenue recognition — We record equipment revenue for the sale of handsets and accessories to customers in our retail stores and to local resellers in our territories. We do not record equipment revenue on handsets and accessories purchased by our customers from national resellers or directly from Sprint Nextel. Our customers pay an activation fee when they initiate service. We allocate amounts charged to customers at the point of sale between the sale of handsets and other equipment and the sale of wireless telecommunications services in those transactions taking place in distribution channels that we directly control based on the fair value of these two elements. The portion that is allocated to the sale of wireless telecommunication services is amortized over the average life of the subscriber base. Activation fees charged in transactions outside of our directly controlled distribution channels are deferred and amortized over the average life of the subscriber base.

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

Accounting for goodwill and intangible assets — We have recorded certain intangible assets in connection with the purchase price allocation resulting from the acquisition of Old AirGate by Alamosa Holdings, including both identifiable intangibles and goodwill. Identifiable intangibles consist of the Sprint Nextel agreements and the subscriber base in place at the time of acquisition. The intangible assets related to the Sprint Nextel agreements are being amortized on a straight-line basis over the remaining original term of the underlying Sprint Nextel agreements. The subscriber base intangible asset is amortized on a straight-line basis over the estimated life of the acquired subscribers. We account for goodwill in accordance with the provisions of SFAS No. 142, ‘‘Goodwill and Other Intangible Assets.’’ In accordance with SFAS No. 142, goodwill is tested annually for impairment. This annual testing was completed as of February 1, 2006 and no impairment was indicated.

Long-lived asset recovery — Long-lived assets, consisting primarily of property, equipment and intangibles, comprised approximately 84 percent of our total assets at March 31, 2006. Changes in technology or in our intended use of these assets may cause the estimated period of use or the value of these assets to change. In addition, changes in general industry conditions could cause the value of certain of these assets to change. We monitor the appropriateness of the estimated useful lives of these assets. Whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, we review the respective assets for impairment. In performing this review, assets are grouped according to identifiable cash flow streams and the undiscounted cash flow over the life of the asset group is compared to the carrying value of the asset group. We have determined that we have one asset grouping related to cash flows generated by our subscriber base, which includes all of our assets. The life of this asset group for purposes of these impairment tests is assumed to be ten years. Estimates and assumptions used in both estimating the useful life and evaluating potential impairment issues require a significant amount of judgment.

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

Consolidated Results of Operations (dollars in thousands)

The discussion of the results of operations below is significantly affected by the acquisition of Old AirGate by Alamosa Holdings on February 15, 2005 and the resulting allocation of purchase price to the assets and liabilities of the Company. The results of operations from February 15, 2005 (the date of acquisition by Alamosa Holdings) through March 31, 2005 are not comparable to the results of operations for the period from January 1, 2005 to February 15, 2005 nor to the results of operations for the three months ended March 31, 2006 as Old AirGate periods are pre-acquisition results and do not include the impact of the purchase price allocation resulting from the acquisition of Old AirGate by Alamosa Holdings.

For the three month period ended March 31, 2006 compared to the combined period from acquisition through March 31, 2005 and the period from January 1, 2005 to February 15, 2005

Subscriber growth and key performance indicators — We had total subscribers of approximately 466,000 at March 31, 2006 compared to approximately 425,000 at March 31, 2005. This growth of approximately 41,000 subscribers represents a 10 percent increase year over year. The subscriber growth is primarily attributable to an increase in our distribution channels, mainly in our retail stores and branded dealers in our territory as well as overall growth in the wireless telecommunications industry.

Average monthly churn for the first quarter of 2006 was approximately 2.7 percent compared to approximately 2.5 percent for the first quarter of 2005.

Service Revenues — Service revenues consist of revenues from our subscribers and roaming and wholesale revenue earned when subscribers from other carriers or resellers of PCS service use our PCS network.

Subscriber revenue consists of payments received from our subscribers for monthly service under their service plans. Subscriber revenue also includes amortization of deferred activation fees and charges for the use of various features including PCS Vision, the wireless web and voice activated dialing. Subscriber revenues were $79,416 for the three months ended March 31, 2006. Subscriber revenues were $34,949 for the period from acquisition to March 31, 2005 and $34,680 for the period from January 1, 2005 to February 15, 2005 for combined subscriber revenues of $69,629. Subscriber revenues for the first quarter of 2006 were approximately 14 percent higher than the combined subscriber revenue for the first quarter of 2005. This increase was primarily due to the increase in our subscriber base discussed above. Base ARPU (which does not include roaming revenue) for the three months ended March 31, 2006 was $58, which was slightly higher than base ARPU of $57 in the period from acquisition to March 31, 2005.

Roaming and wholesale revenue is comprised of revenue from Sprint Nextel and other PCS subscribers based outside of our territory who roam onto our PCS network as well as revenue from resellers of PCS service whose subscribers use our PCS network.

Roaming and wholesale revenue was $25,963 for the three months ended March 31, 2006. Roaming and wholesale revenue was $8,140 for the period from acquisition to March 31, 2005 and $10,972 for the period from January 1, 2005 to February 15, 2005 for combined roaming and wholesale revenue of $19,112. Roaming and wholesale revenue in the first quarter of 2006 was approximately 36 percent higher than the combined roaming and wholesale revenue for the first quarter of 2005. This increase was due to an increase in inbound roaming and wholesale minutes. We are currently a net receiver of roaming charges, meaning that the minute volume from other subscribers of Sprint branded wireless services roaming onto our network is greater than the minute volume from our subscribers roaming onto other portions of the PCS network of Sprint Nextel or the other PCS Affiliates. We have experienced an increase in the volume of inbound roaming traffic from PCS providers other than Sprint Nextel. This traffic is settled at rates separately negotiated by Sprint Nextel on our behalf with the other PCS providers and these rates have declined in some cases during 2006 compared to 2005.

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

Product sales revenue for the three months ended March 31, 2006 was $3,607. Product sales revenue for the period from acquisition to March 31, 2005 was $1,648 and for the period from January 1, 2005 to February 15, 2005 was $3,191 for combined product sales revenue of $4,839. Cost of products sold for the three months ended March 31, 2006 was $8,790. Cost of products sold for the period from acquisition to March 31, 2005 was $4,428 and for the period from January 1, 2005 to February 15, 2005 was $6,528 for combined cost of products sold of $10,956. As such, the subsidy on handsets sold through our retail and local indirect channels was $5,183 for the three months ended March 31, 2006 and on a combined basis was $6,117 in the first quarter of 2005. The decrease in subsidies of $934 in the first quarter of 2006 is primarily due to a decrease of approximately 2,000 activations through our retail and local indirect channels.

Cost of service and operations — Cost of service and operations includes the costs of operating our PCS network. These costs include items such as tower operating leases and maintenance as well as backhaul costs, which are costs associated with transporting wireless calls across our PCS network to another carrier’s network. In addition, cost of service and operations includes outbound roaming costs, long distance charges, the 8 percent fee we pay to Sprint Nextel, back office services such as billing and customer care, as well as our provision for estimated uncollectible accounts. Expenses were $61,652 in the three months ended March 31, 2006. Expenses were $21,361 in the period from acquisition to March 31, 2005 and $23,782 from January 1, 2005 to February 15, 2005 for combined cost of service and operations of $45,143. Cost of service and operations for the first quarter of 2006 were approximately 37 percent higher than the combined cost of service and operations for the first quarter of 2005. The increase in 2006 was due to the increased volume of traffic carried on our network as a result of the increase in both our subscribers as well as wholesale and resale subscribers.

Shared costs of service and operations allocated to us by our sister company, Alamosa (Delaware), were $2,225 and $537 in the quarter ended March 31, 2006 and 2005, respectively.

Selling and marketing expenses — Selling and marketing expenses include advertising, promotion, sales commissions and expenses related to our distribution channels, including our retail store expenses. In addition, we reimburse Sprint Nextel for the subsidy on handsets sold through national retail stores due to the fact that these retailers purchase their handsets from Sprint Nextel. This subsidy is recorded as a selling and marketing expense. Selling and marketing expenses were $16,174 in the three months ended March 31, 2006. Selling and marketing expenses were $8,757 in the period from acquisition to March 31, 2005, and $9,261 from January 1, 2005 to February 15, 2005 for combined selling and marketing expenses of $18,018. Selling and marketing expenses for the first quarter of 2006 were 10 percent lower than the combined selling and marketing expenses for the first quarter of 2005. The decrease in 2006 is attributable to a decrease in variable costs resulting from a decrease in gross activations.

Shared selling and marketing expenses allocated to us by our sister company, Alamosa (Delaware), were $1,466 and $409 in the quarter ended March 31, 2006 and 2005, respectively.

General and administrative expenses — General and administrative expenses include corporate costs and expenses such as administration and finance. General and administrative expenses were $4,966 in the three months ended March 31, 2006. General and administrative expenses were $2,899 in the period from acquisition to March 31, 2005, and $2,885 from January 1, 2005 to February 15, 2005 for combined general and administrative expenses of $5,784. General and administrative expenses for the first quarter of 2006 were approximately 14 percent lower than the first quarter of 2005. The decrease in 2006 is due to synergies realized due to the acquisition of Old Airgate by Alamosa Holdings on February 15, 2005.

General and administrative expenses allocated to us by our sister company, Alamosa (Delaware), were $3,250 and $2,029 in the quarter ended March 31, 2006 and 2005, respectively.

Merger related expenses — Merger related expenses in the quarter ended March 31, 2006 of $15,010 relate to costs incurred in connection with the acquisition of Alamosa Holdings by Sprint Nextel on February 1, 2006. Total merger related costs incurred by Alamosa Holdings were $61,198, of which $15,010 was allocated and charged to us by our sister company, Alamosa (Delaware). Merger related expenses in the period from January 1, 2005 to February 15, 2005 related to the acquisition of Old AirGate by Alamosa Holdings and was $23,803. Approximately $10,693 of such costs was related to the payment for cancellation of employee stock options and restricted stock units. Approximately $6,133 of such costs related to employee severance costs associated with terminating employees, including those to be terminated after the close of the acquisition. Approximately $4,269 of such costs related to investment banking fees. Approximately $1,474 of such costs related to future lease payments (net of expected sublease income) for a facility to be closed in May 2005. The remaining $1,234 of such costs related to legal and other professional fees incurred in connection with the acquisition.

Depreciation and amortization — Depreciation and amortization includes depreciation of our property and equipment as well as amortization of intangibles. Depreciation is calculated on the straight-line method over the estimated useful lives of the underlying assets and totaled $4,870 in the three months ended March 31, 2006. Depreciation was $3,599 in the period from acquisition to March 31, 2005 based on the value allocated to property and equipment in the purchase price allocation. Depreciation was $7,914 from January 1, 2005 to February 15, 2005 and was based on the historical cost of property and equipment.

Amortization expense relates to identifiable intangible assets we recorded related to value assigned to the agreements with Sprint Nextel and the customer base in connection with purchase accounting associated with the acquisition of Old AirGate by Alamosa Holdings. Amortization expense was $21,830 in the three months ended March 31, 2006 and $10,707 in the period from acquisition to March 31, 2005.

Loss from operations — Our operating loss for the three months ended March 31, 2006 was $24,317. Our operating loss for the period from acquisition to March 31, 2005 was $7,013 and for the period from January 1, 2005 to February 15, 2005 was $25,350 for combined operating loss of $32,363. The improvement in operating loss of $8,046 in the first quarter of 2006 is primarily due to a decrease of $8,793 in merger related expenses.

Interest and other income — Interest and other income represents amounts earned on the investment of excess cash. Income was $753 in the three months ended March 31, 2006. Income was $319 in the period from acquisition to March 31, 2005 and $346 in the period from January 1, 2005 to February 15, 2005 for combined interest income of $665. Interest and other income for the first quarter of 2006 was 13 percent higher than the combined interest income in the first quarter of 2005. The increase in interest and other income is primarily due to increases in overall market rates of interest.

Interest expense — Interest expense in the three months ended March 31, 2006 was $6,550. Interest expense for the period from acquisition to March 31, 2005 was $2,768 and for the period from January 1, 2005 to February 15, 2005 was $4,111 for combined interest expense of $6,879. Interest expense in the first quarter of 2006 was 5 percent lower than the combined interest expense in the first quarter of 2005. The decrease in interest expense was due to the lower effective interest rate in 2006 as the Company’s debt was revalued at February 15, 2005 in purchase accounting.

Income Taxes

Our effective income tax rate is based on statutory tax rates, tax planning opportunities, expected future taxable income, and expected reversals of taxable temporary differences. The forecasted annual rate is then applied to our quarterly operating results. We establish a valuation allowance for deferred tax assets when it is more likely than not that the deferred tax assets will not be realized. Due to a limited operating history and lack of positive taxable earnings, a valuation allowance was established by Old AirGate as deferred tax assets were expected to exceed deferred tax liabilities. The establishment of this valuation allowance resulted in an effective tax rate of zero for the period from January 1, 2005 to February 15, 2005. Due to the difference in basis for book and tax purposes after the purchase price allocation, we established a net deferred tax liability in connection with the merger. The reversal of the timing differences which give rise to this deferred tax liability will allow us to realize the benefit of certain deferred tax assets such that the valuation allowance was reduced. The effective tax rate for the period from acquisition to March 31, 2005 was 38.5 percent. The difference between the statutory rate of 35 percent and the projected rate was primarily due to state income taxes. The effective tax rate for the three months ended March 31, 2006 is 24.4 percent. The difference between the statutory rate of 35 percent and the projected rate is primarily due to an expected increase in the valuation allowance in the year ending December 31, 2006 resulting from the expected creation of additional net operating losses which would give rise to a deferred tax asset for which it is more likely than not that such asset would not be realized.

The income tax amounts reflected in the consolidated financial statements of the Company as of March 31, 2006 and for the three months ended March 31, 2006 are based on separate company income tax filing methodology. These statements do not reflect the adjustments resulting from being included in Sprint Nextel’s consolidated federal and certain combined state income tax returns subsequent to Alamosa Holdings’ acquisition by Sprint Nextel on February 1, 2006.

Cash Flows

Operating activities — Operating cash flows were $26,316 in the three months ended March 31, 2006. Operating cash flows were negative $4,619 in the period from acquisition to March 31, 2005 and positive $30,817 from January 1, 2005 to February 15, 2005 for combined cash flows from operations of $26,198. Operating cash flows for the first quarter of 2006 were comparable to the combined operating cash flows in the first quarter of 2005.

Investing activities — Our investing cash flows were $13,628 in the three months ended March 31, 2006, including $20,017 in net proceeds from the sale of investments less $6,400 in cash purchases of property and equipment. Our investing cash flows were $32,848 in the period from acquisition to March 31, 2005, including $36,389 net cash recorded in the purchase price allocation. Excluding the purchase accounting adjustment, the investing cash flows were negative $3,541, primarily associated with purchases of property and equipment. Investing cash flows for the period from January 1, 2005 to February 15, 2005 were negative $8,611, consisting of purchases of property and equipment of $8,611.

Financing activities — Our financing cash flows in the three months ended March 31, 2006 were negative $180, associated with the repayment of senior notes. Our financing cash flows in the period from acquisition to March 31, 2005 were negative $15,000, representing distributions paid to Alamosa Holdings. Financing cash flows in the period from January 1, 2005 to February 15, 2005 were negative $1,617 due to $1,629 in debt issuance costs.

Liquidity and Capital Resources

Liquidity — We have financed our operations through debt financing and through proceeds generated from public offerings of Old AirGate common stock and cash provided by operations. The proceeds from these transactions and cash provided by operations have been used to fund the build-out of our PCS network, subscriber acquisition costs and working capital.

Capital Resources — As of March 31, 2006, we had $55 million in cash and cash equivalents as well as $16 million in short-term investments which we believe will be sufficient, together with cash provided from operations, to fund expected capital expenditures and to cover our working capital and debt service requirements for at least the next 12 months.

Our future liquidity will be dependent on a number of factors influencing our cash flows, including subscriber growth, average revenue per user, average monthly churn and costs to acquire subscribers. Should actual results differ significantly from the assumptions regarding these factors, the Company’s liquidity position could be adversely affected and it could be in a position that would require it to raise additional capital which may or may not be available on terms acceptable to the Company, if at all, and could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 123(R), ‘‘Share-Based Payment,’’ which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosures of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of July 1, 2005. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. On April 14, 2005, the SEC announced the adoption of a new rule that amended the compliance dates for SFAS No. 123(R). The new rule allowed registrants to implement SFAS No. 123(R) at the beginning of their next fiscal year that begins after June 15, 2005. As a result, we adopted the provisions of SFAS No. 123(R) on January 1, 2006. The adoption of the provisions of SFAS No. 123(R) did not have a material impact to us.

In June 2005, the FASB issued SFAS No. 154, ‘‘Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3.’’ This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to voluntary changes as well as those changes required by an accounting pronouncement if that pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle as opposed to being shown as a cumulative adjustment in the period of change. The Statement is effective for all changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not materially impact us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted under the reduced disclosure format pursuant to General Instruction H(2)(c) of Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Company’s management with the participation of the Company’s Chief Executive Officer and Principal Financial and Accounting Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)), as of the end of the period covered by this quarterly report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures are effective.

(b)	Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

See Part I, Item 1, Note 13 under the caption ‘‘Commitments and Contingencies – Litigation’’ for a description of legal proceedings.

ITEM 1A.	RISK FACTORS.

There have been no material changes from the risk factors described previously in Part I, Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted under the reduced disclosure format pursuant to General Instruction H(2)(b) of Form 10-Q.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

See the Exhibit Index following the signature page hereto for a list of the exhibits filed pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIRGATE PCS, INC. (Registrant)

/s/ William G. Arendt

William G. Arendt Vice President and Controller
Date: May 15, 2006

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT TITLE
3.1	Certificate of Incorporation of AirGate PCS, Inc., filed as Exhibit 3.1 to the Registration Statement on Form S-4, dated April 1, 2005 of AirGate PCS, Inc. (SEC File No. 333-123755), which exhibit is incorporated herein by reference.
3.2	Bylaws of AirGate PCS, Inc., filed as Exhibit 3.2 to the Registration Statement on Form S-4, dated April 1, 2005 of AirGate PCS, Inc. (SEC File No. 333-123755), which exhibit is incorporated herein by reference.
31.1 *	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*    Exhibit is filed herewith.